Form 10-K
period 2023-12-31
Bitwise Bitcoin ETF
filed 2024-03-27
CIK 1763415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the period ended December 31, 2023.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission file number: 001-41902

BITWISE BITCOIN ETF

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-6613214 (I.R.S. Employer Identification No.)

c/o Bitwise Investment Advisers, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(Address of principal executive offices) (Zip Code)

(415) 707-3663

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Bitwise Bitcoin ETF Shares	BITB	NYSE Arca, Inc.

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non‑Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: NOT APPLICABLE

As of March 22, 2024, the registrant had 55,090,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Annual Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, Bitwise Investment Advisers, LLC’s (the “Sponsor”) plans, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including:

•
special considerations discussed in this Annual Report;
•
general economic, market and business conditions;
•
technology developments regarding the use of bitcoin and other digital assets, including the systems used by the Sponsor and the Trust’s custodian in their provision of services to the Trust;
•
changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies; and
•
other world economic and political developments, including, without limitation, global pandemics and the societal and government responses thereto.

Consequently, all the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions.

Bitwise Bitcoin ETF

Part I.

Item 1. Business.

Summary

Bitwise Bitcoin ETF (the “Trust”) is a Delaware statutory trust formed on August 29, 2019. The purpose of the Trust is to provide shareholders of the Trust (“Shareholders”) with exposure to bitcoin at a price that is reflective of the actual bitcoin market in which investors can purchase or sell bitcoin, less the expenses of the Trust’s operations. The Trust issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Shares are listed on the NYSE Arca (the “Exchange”) under the ticker symbol “BITB.”

As of December 31, 2023, the Trust had not commenced operations other than matters relating to its organization and registration under the Securities Act of 1933 (the “1933 Act”). The Trust’s commencement of operations was January 11, 2024.

The Trust’s investment objective is to seek to provide exposure to the value of bitcoin held by the Trust, less the expenses of the Trust’s operations and other liabilities. In seeking to achieve its investment objective, the Trust will hold bitcoin and establish its net asset value (“NAV”) by reference to the CME CF Bitcoin Reference Rate - New York Variant (“BRRNY”). The BRRNY was designed to provide a daily, 4:00 p.m. New York time reference rate of the U.S. dollar price of one bitcoin and is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”) based on an aggregation of executed trade flow of several large bitcoin trading platforms (“Constituent Platforms”).

Bitwise Investment Advisers, LLC (the “Sponsor”) serves as the sponsor of the Trust. Delaware Trust Company (the “Trustee”) serves as trustee of the Trust. The Bank of New York Mellon (“BNY Mellon”) serves as the Trust’s administrator (the “Administrator”), transfer agent (“Transfer Agent”) and custodian of the Trust’s cash holdings (“Cash Custodian”). Coinbase Custody Trust Company, LLC (the “Bitcoin Custodian”) serves as the Trust’s bitcoin custodian and is responsible for safekeeping the bitcoin owned by the Trust. Foreside Financial Services, LLC serves as the Trust’s marketing agent (the “Marketing Agent”).

When the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (each, a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000) (the “Basket Amount”). The Basket Amount required to create each Basket changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of bitcoin constituting the Basket Amount as appropriate to reflect accrued expenses and any loss of bitcoin that may occur. The Administrator determines the Basket Amount for a given day by dividing the number of bitcoin held by the Trust as of the opening of business on that business day, adjusted for the amount of bitcoin constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business divided by 10,000. Fractions of a bitcoin smaller than a satoshi (0.00000001 bitcoin) are disregarded for purposes of the computation of the Basket Amount.

For an order to create (purchase) a Basket, the purchase shall be in the amount of U.S. dollars needed to purchase the Basket Amount (plus a per order transaction fee), as calculated by the Administrator (as defined below). For an order to redeem a Basket, the Sponsor shall arrange for the Basket Amount to be sold and the cash proceeds (minus a per order transaction fee) distributed. The Trust only creates and redeems Baskets in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices, which depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction.

Except as required under applicable federal law or under the rules or regulations of the Exchange, Shareholders of the Trust do not have any voting rights, take no part in the management or control, and have no voice in, the Trust’s operations or business. The Shares are neither interests in, nor obligations of, the Sponsor or the Trustee.

The Sponsor maintains a website for the Trust, www.BITBetf.com, through which the Trust’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objectives and Principal Investment Strategies

Investment Objective

The Trust’s investment objective is to seek to provide exposure to the value of bitcoin held by the Trust, less the expenses of the Trust’s operations and other liabilities.

Principal Investment Strategies

In seeking to achieve its investment objective, the Trust will hold bitcoin and establish its NAV by reference to the BRRNY.

The Trust is passively managed and does not pursue active management investment strategies, and the Sponsor does not actively manage the bitcoin held by the Trust. This means that the Sponsor does not sell bitcoin at times when its price is high or acquire bitcoin at low prices in the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional bitcoin investors to attempt to reduce the risk of loss resulting from a price decrease. The Trust will not utilize leverage or any similar arrangements in seeking to meet its investment objective. Bitcoin will be the only digital asset held by the Trust.

The Trust currently conducts creations and redemptions of Shares for cash. Accordingly, it is responsible for purchasing and selling bitcoin in connection with those creation and redemption orders. The Trust may also be required to sell bitcoin to pay certain extraordinary, non-recurring expenses. The Sponsor, on behalf of the Trust, will typically seek to buy and sell bitcoin at a price as close to the BRRNY as practical. Such purchase and sale transactions may be conducted pursuant to two models: (i) the “Trust-Directed Trade Model”; or the (ii) “Agent Execution Model.” The Trust intends to utilize the Trust-Directed Trade Model for all purchases and sales of bitcoin and will only utilize the Agent Execution Model in the event that no Bitcoin Trading Counterparty (as defined below) is willing or able to effectuate the Trust’s purchase or sale of bitcoin.

Under the Trust-Directed Trade Model, the Sponsor, on behalf of the Trust, is responsible for acquiring bitcoin from a bitcoin trading counterparty that has been approved by the Sponsor (each, a “Bitcoin Trading Counterparty”). There is no contractual relationship between the Trust, the Sponsor or the Bitcoin Trading Counterparties and all transactions will be done on an arms-length basis.

Under the Agent Execution Model, Coinbase, Inc. (“Coinbase Inc.” or the “Prime Execution Agent”, which is an affiliate of the Bitcoin Custodian), acting in an agency capacity, conducts bitcoin purchases and sales on behalf of the Trust with third parties through its Coinbase Prime service pursuant to an agreement (the “Prime Execution Agreement.”) To utilize the Agent Execution Model, the Trust may maintain some bitcoin or cash in a trading account (the “Trading Balance”) with the Prime Execution Agent. To avoid having to pre-fund purchases or sales of bitcoin in connection with cash creations and redemptions and sales of bitcoin to pay Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may borrow bitcoin or cash as trade credit (“Trade Credit”) from Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Credit Committed Trade Financing Agreement (the “Trade Financing Agreement”).

Characteristics of the Shares

Although the Shares are not the exact equivalent of a direct investment in bitcoin, they provide investors with an alternative that constitutes a relatively cost-effective way to obtain bitcoin exposure through the securities market. An investment in Shares provides investors with the opportunity to access the market for bitcoin through a traditional brokerage account without the potential barriers to entry or risks involved with acquiring and holding bitcoin directly. The Sponsor believes that the design of the Trust will enable certain investors to more effectively and efficiently implement strategic and tactical asset allocation strategies that use bitcoin by investing in the Shares rather than purchasing, holding and trading bitcoin directly.

Trust Holdings

The Trust’s only assets will be bitcoin and cash. From time to time, the Trust may come into possession of rights incident to its ownership of bitcoin, which permit the Trust to acquire, or otherwise establish dominion and control over, other digital assets. These rights are generally expected to be forked assets (“Forked Assets”) that arise in connection with hard forks in the Bitcoin blockchain, airdrops offered to holders of bitcoins and digital assets arising from other similar events without any action of the Trust or of the Sponsor or Trustee on behalf of the Trust. These rights are referred to as “Incidental Rights” and any digital assets acquired through Incidental Rights are referred to as “IR Assets.” Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement (the “Trust Agreement”), the Trust has explicitly disclaimed all Incidental Rights and IR Assets. Such assets are not considered assets of the Trust at any point in time and will not be taken into account for purposes of determining the Trust’s NAV and the NAV per Share. Pursuant to the Trust Agreement, to the extent that the

Trust involuntarily receives such assets in a Trust wallet, it will, as soon as practicable, and, if possible, immediately, distribute such assets to the Sponsor. At such time, the Incidental Right(s) and/or IR Asset(s) will be the property of the Sponsor.

Custody of the Trust’s Holdings

The Bitcoin Custodian will maintain custody of all of the Trust’s bitcoin (other than bitcoin maintained in the Trading Balance) in a special account that holds the Trust’s bitcoin (the “Trust Bitcoin Account”). The Sponsor expects that all of the Trust’s bitcoin will be held in cold storage of the Bitcoin Custodian on an ongoing basis. Cold storage in the context of bitcoin means keeping the reserve of bitcoin offline, which is a widely-used security precaution, especially when dealing with a large amount of bitcoin. Bitcoin held under custodianship with the Bitcoin Custodian will be kept in high-security, offline, multi-layer cold storage vaults. This means that the private keys, the cryptographic component that allows a user to access bitcoin, are stored offline on hardware that has never been connected to the internet. Storing the private key offline minimizes the risk of the bitcoin being stolen. In addition to holding the Trust’s bitcoin in cold storage, the Bitcoin Custodian utilizes the following additional safety and security measures relating to the custody of the Trust’s bitcoin:

•
Private Keys: All private keys are securely stored using multiple layers of high-quality encryption and in Bitcoin Custodian-owned offline hardware vaults in secure environments. No customers or third parties are given access to the Bitcoin Custodian’s private keys.
•
Whitelisting: Transactions are only sent to vetted, known addresses. The Bitcoin Custodian’s platform supports pre-approval and test transactions. The Bitcoin Custodian requires authentication when adding or removing addresses for whitelisting. All instructions to initiate a whitelist addition or removal must be submitted via the Coinbase Custody platform. When a whitelist addition or removal request is initiated, the initiating user will be prompted to authenticate their request using a two-factor authentication key. A consensus mechanism on the Coinbase Custody platform dictates how many approvals are required in order for the consensus to be achieved to add or remove a whitelisted address. Only when the consensus is met is the underlying transaction considered officially approved. An account’s roster and user roles are maintained by the Bitcoin Custodian in a separate log, an Authorized User List (“AUL”). Any changes to the account’s roster must be reflected on an updated AUL first and executed by an authorized signatory.
•
Audit Trails: Audit trails exist for all movement of bitcoin within Bitcoin Custodian-controlled bitcoin wallets and are audited annually for accuracy and completeness by an independent external audit firm.

In addition to the above measures, in accordance with the Bitcoin Custody Agreement, bitcoin held in custody with the Bitcoin Custodian will be segregated from both the proprietary property of the Bitcoin Custodian and the assets of any other customer in accounts that clearly identify the Trust as the owner of the accounts.

The Trust’s cash holdings are held in an account with the Cash Custodian.

The CME CF Bitcoin Reference Rate – New York Variant (BRRNY)

The Trust uses the BRRNY to calculate its daily NAV. The BRRNY was designed to provide a daily, 4:00 p.m. New York time reference rate of the U.S. dollar price of one bitcoin that may be used to develop financial products. The BRRNY is calculated by the Benchmark Provider based on an aggregation of executed trade flow of major bitcoin trading platforms (the Constituent Platforms). The BRRNY uses the same methodology as the CME CF Bitcoin Reference Rate (“BRR”), which was designed by the CME Group and CF Benchmarks Ltd. to facilitate the cash settlement of bitcoin futures contracts traded on the Chicago Mercantile Exchange (“CME”). The only material difference between the BRRNY and BRR is that the BRR measures the U.S. dollar price of one bitcoin as of 4:00 p.m. London time and the BRRNY measure the U.S. dollar price of one bitcoin as of 4:00 pm Eastern time. The BRRNY and BRR are designed to be representative of the bitcoin trading activity on the Constituent Platforms.

The BRRNY is calculated based on the qualifying bitcoin transactions (“Relevant Transactions”) on all of the Constituent Platforms as follows:

All Relevant Transactions are added to a joint list, recording the time of execution, trade price and size for each transaction.

•
The list is partitioned by timestamp into 12 equally-sized time intervals of 5 (five) minute length.
•
For each partition separately, the volume-weighted median trade price is calculated from the trade prices and sizes of all Relevant Transactions, i.e., across all Constituent Platforms. A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.
•
The BRRNY is then determined by the equally-weighted average of the volume medians of all partitions.

As of March 15, 2024, the Constituent Platforms included in the BRRNY are Coinbase, Bitstamp, itBit, Kraken, Gemini, and LMAX Digital.

•
Coinbase: A U.S.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as a money transmitter in various U.S. states. Subsidiaries operating internationally are further regulated as an e-money provider (Republic of Ireland, Central Bank of Ireland) and Major Payment Institution (Singapore, Monetary Authority of Singapore).
•
Bitstamp: A U.K.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYDFS BitLicense as well as money transmitter in various U.S. states. It is also regulated as a Payments Institution within the European Union and is registered as a Crypto Asset business with the UK FCA.
•
itbit: A U.S.-based exchange that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered FinCEN as an MSB and is licensed as a money transmitter in various U.S. states.
•
Kraken: A U.S.-based exchange that is registered as an MSB with FinCEN in various U.S. states, Kraken is registered with the FCA as a Crypto Asset Business and is authorized by the Central Bank of Ireland as a Virtual Asset Service Provider (“VASP”). Kraken also holds a variety of other licenses and regulatory approvals, including from the Canadian Securities Administrators (“CSA”).
•
Gemini: A U.S.-based exchange that is licensed as a virtual currency business under the NYDFS BitLicense. It is also registered with FinCEN as an MSB and is licensed as a money transmitter in various U.S. states. It is also registered with the FCA as a Crypto Asset Business.
•
LMAX Digital: A Gibraltar based exchange regulated by the Gibraltar Financial Services Commission (‟GFSCˮ) as a DLT provider for execution and custody services. LMAX Digital does not hold a BitLicense and is part of LMAX Group, a U.K.-based operator of a FCA regulated Multilateral Trading Facility and Broker-Dealer.

An oversight function is implemented by the Benchmark Provider in seeking to ensure that the BRRNY is administered through the Benchmark Provider’s codified policies for index integrity. The BRRNY is administered through the Benchmark Provider’s codified policies for index integrity, including a conflicts of interest policy, a control framework, an accountability framework, and an input data policy. It is also subject to the UK BMR regulations, compliance with which has been subject to a Limited Assurance Audit under the ISAE 3000 standard as of September 12, 2022, which is publicly available.

The BRRNY is subject to oversight by the CME CF Oversight Committee. The CME CF Oversight Committee is comprised of at least five members, including at least: (i) two who are representatives of CME (“CME Members”); (ii) one who is a representative of CF Benchmarks Ltd.; and (iii) two who bring expertise and industry knowledge relating to benchmark determination, issuance and operations. The CME CF Oversight Committee meets no less frequently than quarterly. The CME CF Oversight Committee’s Founding Charter and quarterly meeting minutes are publicly available.

In the event that there are errors or irregularities in the calculation and publication of the BRRNY, including delayed, missing data or erroneous data, the Benchmark Provider will apply the “Contingency Calculation Rules” as it relates to the BRRNY that are set forth on the Benchmark Provider’s website. Such rules dictate how the Benchmark Provider will calculate the BRRNY, depending upon the type of error or irregularity. For instance, in the event that no Relevant Transaction occurs on a Constituent Platform on a given day, or one or more Relevant Transactions do occur on the Constituent Platform but cannot be retrieved by the Benchmark Provider, the Constituent Platform is disregarded in the calculation of the BRRNY for that day. In addition, all Relevant Transactions are subject to automated screening for erroneous data. Relevant Transactions that have been flagged as erroneous pursuant to the automated screening and the Contingency Calculation Rules are disregarded in the calculation of the BRRNY for a given day. If, for whatever reason, the Benchmark Provider is unable to calculate and publish the BRRNY by the stipulated dissemination time, it shall publish a notification on its website informing BRRNY users, including the Trust, the calculation and publication has been delayed.

BRRNY data and the description of the BRRNY are based on information made publicly available by the Benchmark Provider on its website at https://www.cfbenchmarks.com. None of the information on the Benchmark Provider’s website is incorporated by reference into this Annual Report.

The Sponsor, in its sole discretion, may cause the Trust to price its portfolio based upon an index, benchmark or standard other than the BRRNY at any time, with prior notice to the Shareholders, if investment conditions change or the Sponsor believes that another index, benchmark or standard better aligns with the Trust’s investment objective and strategy. The Sponsor may make this decision for a number of reasons, including, but not limited to, a determination that the BRRNY price of bitcoin differs materially from the global market price of bitcoin and/or that third parties are able to purchase and sell bitcoin on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the BRRNY price. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance.

Calculation of Net Asset Value

Under normal circumstances, the Trust’s only asset will be bitcoin and, under limited circumstances, cash. The Trust’s bitcoin are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“GAAP”). The Trust’s NAV will be determined by the Administrator once each Exchange trading day at 4:00 p.m. (New York time), or as soon thereafter as practicable. The NAV for a normal trading day will be released after 4:00 p.m. Eastern Standard Time (“EST”). Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. and almost always by 8:00 p.m.). The pause between 4:00 p.m. and 5:30 p.m. (or later) provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur.

The Administrator will calculate the NAV of the Trust by multiplying the number of bitcoin held by the Trust by the BRRNY for such day, adding any additional receivables and subtracting the accrued but unpaid expenses and liabilities of the Trust. The Trust’s NAV per Share is calculated by dividing the Trust’s NAV by the number of Shares then outstanding. The Administrator will determine the price of the Trust’s bitcoin by reference to the BRRNY, which is published between 4:00 p.m. and 4:30 p.m. (New York time) on every calendar day. The methodology used to calculate the BRRNY price to value bitcoin in determining the NAV of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the BRRNY is deemed inconsistent with GAAP, the Trust will utilize an alternative GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements.

The Trust’s periodic financial statements may not utilize the NAV of the Trust determined by reference to the Index to the extent the methodology used to calculate the BRRNY is deemed not to be consistent with GAAP. The Trust’s periodic financial statements will be prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust intends to engage a third-party vendor to obtain a price from a principal market for bitcoin, which will be determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s financial statements, the Trust follows ASC 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust may transact through Bitcoin Trading Counterparties, in multiple markets, and its application of ASC 820-10 reflects this fact. The Trust anticipates that, while multiple venues and types of markets will be available to the Bitcoin Trading Counterparties from whom the Sponsor acquires or disposes of the Trust’s bitcoin, the principal market in each scenario is determined by looking at the market-based level of volume and bitcoin trading activity. Bitcoin Trading Counterparties may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. Based on information reasonably available to the Trust, Exchange Markets have the greatest volume and level of activity for the asset. The Trust therefore looks to accessible Exchange Markets as opposed to the Brokered Market, Dealer Market and Principal-to-Principal Markets to determine its principal market. As a result of the aforementioned analysis, an Exchange Market has been selected as the Trust’s principal market. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a quarterly basis to determine which market is its Principal Market for the purpose of calculating fair value for the creation of quarterly and annual financial statements.

The process that the Sponsor has developed for identifying a principal market, as prescribed in ASC 820-10, which outlines the application of fair value accounting. The process begins by identifying publicly available, well established and reputable bitcoin trading venues (Exchange Markets, as defined in the FASB ASC Master Glossary), which are selected by the Sponsor and its affiliates in their sole discretion. Those markets include Binance, Bitfinex, Bitflyer, Bitstamp, Coinbase Pro, Crypto.com, Gemini, HitBTC, Huobi, Kraken, KuCoin, OKEx, Poloniex. The Sponsor then, through a service provider, calculates on each valuation period, the highest volume venue during the 60-minute period prior to 4:00 ET for bitcoin. The Sponsor then identifies that market as the principal market.

Calculation and Dissemination of ITV

The Trust utilizes the CME CF Bitcoin Real Time Index (the “CME Bitcoin Real Time Price”), which is a continuous measure of the U.S. dollar price of one bitcoin calculated once per second, to calculate an Indicative Trust Value (“ITV”). The ITV will be disseminated on a per Share basis every 15 seconds during regular Exchange trading hours of 9:30 a.m. to 4:00 p.m. New York time. The ITV is intended to provide additional information not otherwise available to the public that may be useful to investors and market professionals in connection with the trading of the Shares on the Exchange. It is calculated by using the prior day’s holdings at close of business and the most recently reported price level of the CME Bitcoin Real Time Price.

The ITV will be calculated by using the prior day’s closing NAV per Share of the Trust as a base and updating that value throughout the trading day to reflect changes in the most recently reported price level of the CME Bitcoin Real Time Price. The ITV disseminated during the Exchange core trading session hours should not be viewed as an actual real time update of the NAV, because per Share NAV is calculated only once at the end of each trading day based upon the relevant end of day values of the Trust’s investments. The ITV will be disseminated on a per Share basis every 15 seconds during regular Exchange core trading session hours of 9:30 a.m. EST to 4:00 p.m. EST. The Exchange will disseminate the ITV value through the facilities of CTA/CQ High Speed Lines that allow for high-speed data transmission. In addition, the ITV will be published on the Exchange’s website and will be available through on-line information services such as Bloomberg and Reuters. The ITV (which is based upon the CME Bitcoin Real Time Price) may differ from the NAV (which is based upon the BRRNY) due to differences in how the CME Bitcoin Real Time Price and BRRNY are calculated. While the BRRNY is calculated as described above, the CME Bitcoin Real Time Price is calculated once per second, in real time by utilizing the Order Books of bitcoin – U.S. dollar trading pairs operated by all Constituent Platforms. An “Order Book” is a list of buy and sell orders with associated limit prices and sizes that have not yet been matched, that is reported and disseminated by CF Benchmarks Ltd., as the CME Bitcoin Real Time Price calculation agent. The Order Books are aggregated into one consolidated order book by the CME Bitcoin Real Time Price calculation agent and the bid-price volume curve, ask price-volume curve, mid-price volume curve and mid-spread volume curve are calculated. The mid-price volume curve is the average of the bid price-volume curve (which maps transaction volume to the marginal price per cryptocurrency unit a seller is required to accept in order to sell this volume to the consolidated order book) and the ask price-volume curve (which maps a transaction volume to the marginal price per cryptocurrency unit a buyer is required to pay in order to purchase this volume from the consolidated order book). The mid price-volume curve is weighted by the normalized probability density of the exponential distribution up to the utilized depth (utilized depth being calculated as the maximum cumulative volume for which the mid spread-volume curve does not exceed a certain percentage deviation from the mid price). The CME Bitcoin Real Time Price is then given by the sum of the weighted mid price-volume curve obtained in the previous step.

Dissemination of the ITV provides additional information that is not otherwise available to the public and may be useful to investors and market professionals in connection with the trading of the Shares on the Exchange. Investors and market professionals will be able throughout the trading day to compare the market price of the Trust and the ITV. If the market price of the Shares diverges significantly from the ITV, market professionals will have an incentive to execute arbitrage trades. For example, if the Trust appears to be trading at a discount compared to the ITV, a market professional could buy the Shares on the Exchange and sell short futures contracts. Such arbitrage trades can tighten the tracking between the market price of the Trust and the ITV and thus can be beneficial to all market participants.

Creation and Redemption of Shares

When the Trust creates or redeems its Shares, it will do so only in Baskets (blocks of 10,000 Shares) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000). This is called the “Basket Amount.”

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC

Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the cash or Shares required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Authorized Participants must pay the Transfer Agent a non-refundable fee for each order they place to create or redeem one or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant will be required to be registered as a broker-dealer under the Exchange Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Determination of Basket Amount

The Basket Amount required to create each Basket changes from day to day. On each day that the Exchange is open for regular trading, the Administrator adjusts the quantity of bitcoin constituting the Basket Amount as appropriate to reflect accrued expenses and any loss of bitcoin that may occur. The computation is made by the Administrator each business day prior to the commencement of trading on the Exchange. The Administrator determines the Basket Amount for a given day by dividing the number of bitcoin held by the Trust as of the opening of business on that business day, adjusted for the amount of bitcoin constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business, multiplied by 10,000. Fractions of a bitcoin smaller than a satoshi (0.00000001 bitcoin) are disregarded for purposes of the computation of the Basket Amount. The Basket Amount so determined is communicated via electronic mail message to all Authorized Participants and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Amount.

Creation Procedures

On any business day, an Authorized Participant may create Shares by placing an order to purchase one or more Baskets with the Transfer Agent through the Marketing Agent in exchange for cash (a “Purchase Order”). Such orders are subject to approval by the Marketing Agent and Transfer Agent. Such orders are subject to approval by the Marketing Agent and Transfer Agent. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading. Purchase Orders must be placed by 2:00 p.m., New York time, or the close of regular trading on the Exchange, whichever is earlier (the “Order Cut-Off Time”). The Order Cut-Off time may be modified by the Sponsor in its sole discretion. The day on which a Purchase Order is accepted by the Transfer Agent is considered the “Purchase Order Date.”

The Sponsor may in its sole discretion limit the number of Shares created pursuant to Purchase Orders on any specified day without notice to the Authorized Participants and may direct the Marketing Agent to reject any Purchase Orders in excess of such capped amount. The Sponsor may choose to limit the number of Shares created pursuant to Purchase Orders when it deems so doing to be in the best interest of Shareholders. It may choose to do so when it believes the market is too volatile to execute a bitcoin transaction, when it believes the price of bitcoin is being inconsistently, irregularly, or discontinuously published from bitcoin trading venues and other data sources, or when it believes other similar circumstances may create a scenario in which accepting Purchase Orders would not be in the best interests of the Shareholders. The Sponsor does not believe that the Trust’s ability to arrive at such a determination will have a significant impact on the Shares in the secondary market because it believes that the ability to create Shares would be reinstated shortly after such determination is made, and any entity desiring to create Shares would be able to do so once the ability to create Shares is reinstated. However, it is possible that such a determination would cause the Shares to trade at premiums or discounts relative to the Trust’s NAV on the secondary market if arbitrageurs believe that there is risk that the creation and redemption process is not available, as this process is a component of keeping the price of the Shares on the secondary market closely aligned to the Trust’s NAV.

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a Purchase Order, an Authorized Participant agrees to deposit, or cause the deposit of, cash with the Trust in an equivalent amount of cash equal to the required amount of bitcoin as described in the “Determination of Required Deposits” sub-section above, multiplied by the BRRNY price, plus any additional cash required to account for the price at which the Trust agrees to purchase the requisite amount of bitcoin to the extent it is greater than the BRRNY price on each Purchase Order Date. On each Purchase Order Date, the Administrator will communicate to the Authorized Participant the full cash amount required to settle the transaction. Authorized Participants may not withdraw a creation request. If an Authorized Participant fails to consummate the foregoing, the Purchase Order will be cancelled. The Sponsor causes to be published each night the amount of bitcoin that will be acquired in exchange for each Purchase Order, from which can be computed the estimated amount of cash required to create each Basket, prior to accounting for any additional cash required to acquire the requisite amount of bitcoin if the price paid by the Trust is in excess of the BRRNY on each Purchase Order Date.

An Authorized Participant who places a Purchase Order is responsible for facilitating the delivery of the required amount of cash to the Cash Custodian by 3:00 pm, New York time, on the business day following the Purchase Order Date. Pursuant to the cash creation and redemption process, the Trust is responsible for acquiring and selling bitcoin, which it may do pursuant to two different models: (i) the “Trust-Directed Trade Model,” and the (ii) “Agent Execution Model.”

Under the Trust-Directed Trade Model, the Sponsor, on behalf of the Trust, is responsible for acquiring bitcoin from an approved Bitcoin Trading Counterparty in an amount equal to the Basket Amount. When seeking to purchase bitcoin on behalf of the Trust, the Sponsor will seek to purchase bitcoin at a price as close to the BRRNY as practical. Once the trade has been agreed upon with a Bitcoin Trading Counterparty, the transaction will generally occur on an “over-the-counter” basis. Transfers of bitcoin from the Bitcoin Trading Counterparty to the Trust Bitcoin Account are “on-chain” transactions represented on the Bitcoin blockchain. Upon receipt of the deposit amount of bitcoin in the Trust Bitcoin Account at the Bitcoin Custodian from the Bitcoin Trading Counterparty, the Bitcoin Custodian will notify the Sponsor that the bitcoin has been received. The Sponsor will then notify the Transfer Agent that the bitcoin has been received, and the Transfer Agent will direct DTC to credit the number of Shares ordered to the Authorized Participant’s DTC account and will wire the cash previously sent by the Authorized Participant to the Bitcoin Trading Counterparty to complete settlement of the Purchase Order and the acquisition of the bitcoin by the Trust. If the Bitcoin Trading Counterparty fails to deliver the bitcoin to the Bitcoin Custodian, no cash is sent from the Cash Custodian to the Bitcoin Trading Counterparty, no Shares are transferred to the Authorized Participant’s DTC account, the cash is returned to the Authorized Participant, and the Purchase Order is cancelled.

Under the Agent Execution Model, the Prime Execution Agent, acting in an agency capacity, conducts bitcoin purchases on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement. On the evening of the Purchase Order Date, the Trust enters into a transaction to buy bitcoin through the Prime Execution Agent for cash. Because the Trust’s Trading Balance may not be funded with cash on the Purchase Order Date for the purchase of bitcoin in connection with the Purchase Order under the Agent Execution Model, the Trust may borrow Trade Credits in the form of cash from the Trade Credit Lender pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the Purchase Order on the Purchase Order Date. The extension of Trade Credits on the Purchase Order Date allows the Trust to purchase bitcoin through the Prime Execution Agent on the Purchase Order Date, with such bitcoin being deposited in the Trust’s Trading Balance. On the day following the Purchase Order Date, the Purchase Order Settlement Date, the Trust delivers Shares to the Authorized Participant’s DTC account in exchange for cash received from the Authorized Participant. Where applicable, the Trust uses the cash to repay the Trade Credits borrowed from the Trade Credit Lender. On the Purchase Order Settlement Date for a Purchase Order utilizing the Agent Execution Model, the bitcoin associated with the Purchase Order and purchased on the Purchase Order Date is swept from the Trust’s Trading Balance with the Prime Execution Agent to the Trust Bitcoin Account with the Bitcoin Custodian pursuant to a regular end-of-day sweep process. Transfers of bitcoin into the Trust’s Trading Balance are off-chain transactions and transfers from the Trust’s Trading Balance to the Trust Bitcoin Account are “on-chain” transactions represented on the Bitcoin blockchain. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction.

As between the Trust and the Authorized Participant, the expense and risk of the difference between the value of bitcoin calculated by the Administrator for daily valuation using the BRRNY and the price at which the Trust acquires the bitcoin will be borne solely by the Authorized Participant to the extent that the Trust pays more for bitcoin than the price used by the Trust for daily valuation. Any such additional cash amount will be included in the amount of cash calculated by the Administrator on the Purchase Order Date, communicated to the Authorized Participant on the Purchase Order Date, and wired by the Authorized Participant to the Cash Custodian on the Settlement Date.

Rejection of Purchase Orders

The Sponsor or its designee has the absolute right, but does not have any obligation, to reject any purchase order if the Sponsor determines that:

•
the Purchase Order is not in proper form;
•
it would not be in the best interest of the Shareholders;
•
the acceptance of the Purchase Order would have adverse tax consequences to the Trust or its Shareholders;
•
the acceptance or receipt of which would, in the opinion of counsel to the Sponsor, be unlawful; or
•
circumstances outside the control of the Trust, the Sponsor, the Marketing Agent, the Transfer Agent, the Cash Custodian or the Bitcoin Custodian make it, for all practical purposes, not feasible to process Baskets (including if the Sponsor determines that the investments available to the Trust at that time will not enable it to meet its investment objective).

None of the Sponsor, the Marketing Agent, the Cash Custodian or the Bitcoin Custodian will be liable for the rejection of any Purchase Order.

Redemption Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent through the Marketing Agent to redeem one or more Baskets (a “Redemption Order”). Redemption Orders must be placed by 2:00 pm, New York time (the “Redemption Order Cut-Off Time”), which may be modified by the Sponsor in its sole discretion. A Redemption Order will be effective on the date it is accepted by the Transfer Agent (“Redemption Order Date”). The redemption distribution from the Trust in exchange for a redemption of Shares consists of a movement of cash representing the Basket Amount of bitcoin, less any trading expenses incurred by the Trust in liquidating the bitcoin, to the redeeming Authorized Participant or its designee.

Under the Trust-Directed Trade Model, the procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets under the Trust-Directed Trade Model with an additional safeguard on bitcoin being removed from the Trust Bitcoin Account, which will not occur until cash has been received by the Cash Custodian in an amount equal to the Basket Amount of bitcoin multiplied by the price at which the Trust agrees with the Bitcoin Trading Counterparty to sell the bitcoin on the Redemption Order Date. When seeking to sell bitcoin on behalf of the Trust, the Sponsor will seek to sell bitcoin at a price as close to the BRRNY as practical. Once the trade has been agreed upon with a Bitcoin Trading Counterparty, the transaction will generally occur on an “over-the-counter” basis. Transfers of bitcoin from the Trust Bitcoin Account to the Bitcoin Trading Counterparty are “on-chain” transactions represented on the Bitcoin blockchain. The Authorized Participant must deliver the Shares represented by the Basket to be redeemed to the Trust’s DTC account by end of day New York time on the business day following the Redemption Order Date (the “Redemption Order Settlement Date”). The Bitcoin Custodian will not send the Basket Amount of bitcoin from the Trust Bitcoin Account to the Bitcoin Trading Counterparty until the Cash Custodian has received the cash from the Bitcoin Trading Counterparty and is instructed by the Sponsor to make such transfer. Once the Bitcoin Trading Counterparty has sent the cash to the Cash Custodian in an agreed upon amount to settle the agreed upon sale of the Basket Amount of bitcoin, the Transfer Agent will notify Sponsor. The Sponsor will then notify the Bitcoin Custodian to transfer the bitcoin to the Bitcoin Trading Counterparty, and the Transfer Agent will facilitate the redemption of Shares in exchange for cash. Once the Authorized Participant has delivered the Shares represented by the Basket to be redeemed to the Trust’s DTC account, the Cash Custodian will wire the requisite amount of cash to the Authorized Participant. Transfers of bitcoin from the Trust Bitcoin Account to the Bitcoin Trading Counterparty are “on-chain” transactions represented on the Bitcoin blockchain. In the event that by the end of the day on the Redemption Order Settlement Date, the Trust’s account at DTC shall not have been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such Redemption Order the Transfer Agent shall send to the Authorized Participant, the Sponsor and the Bitcoin Custodian via fax or electronic mail message notice of such fact and the Authorized Participant shall have two (2) business days following receipt of such notice to correct such failure. If such failure is not cured within such two (2) business day period, the Transfer Agent (in consultation with the Sponsor) will cancel such Redemption Order and will send via fax or electronic mail message notice of such cancellation to the Authorized Participant and the Bitcoin Custodian, and the Authorized Participant will be solely responsible for all costs incurred by the Trust, the Transfer Agent, the Sponsor or the Bitcoin Custodian related to the cancelled Redemption Order.

For a redemption of Baskets utilizing the Agent Execution Model, the Authorized Participant may be required to submit a Redemption Order by an earlier than normal order cutoff time (the “Redemption Early Order Cutoff Time”). The Redemption Early Order Cutoff Time may be as early as 5:00 p.m. New York time on the business day prior to Redemption Order Date. Once a Redemption Order is received, the Sponsor instructs the Bitcoin Custodian to prepare to transfer the bitcoin associated with the Redemption Order from the Trust Bitcoin Account with the Bitcoin Custodian to the Trust’s Trading Balance with the Prime Execution Agent. For a Redemption Order utilizing the Agent Execution Model, on the evening of the Redemption Order Date, the Prime Execution Agent, acting in an agency capacity, conducts bitcoin sales on behalf of the Trust with third parties through its Coinbase Prime service in exchange for cash. The Trust’s Trading Balance with the Prime Execution Agent may not be funded with bitcoin on the evening of the Redemption Order Date at the time of the intended execution of the sale of bitcoin in connection with the Redemption Order because such bitcoin is still in the Trust Bitcoin Account at the Bitcoin Custodian. In those circumstances the Trust may borrow Trade Credits in the form of bitcoin from the Trade Credit Lender, which allows the Trust to sell bitcoin through the Prime Execution Agent on the evening Redemption Order Date, and the cash proceeds are deposited in the Trust’s Trading Balance with the Prime Execution Agent. Such cash is then transferred to the Cash Custodian. The Trust will subsequently transfer the Basket Amount of bitcoin from the Trust Bitcoin Account to the Trust’s Trading Balance with the Prime Execution Agent. Once the Authorized Participant has delivered the Shares represented by the Basket to be redeemed to the Trust’s DTC account, the Cash Custodian will then wire the requisite amount of cash to the Authorized Participant. In the event Trade Credits were used, the Trust will use the bitcoin that is moved from the Trust Bitcoin Account with the Bitcoin Custodian to the Trading Balance with the Prime Execution Agent to repay the Trade Credits borrowed from the Trade Credit Lender. Transfers of bitcoin from the Trust Bitcoin Account to the Trust’s Trading Balance are “on-chain” transactions represented on the Bitcoin blockchain.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of purchase or redemption or may postpone the Redemption Order Settlement Date, for (1) for any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Execution Agent, Bitcoin Custodian, Cash Custodian, Administrator, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, Internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Bitcoin network, hacking, cybersecurity breach, or power, Internet, or Bitcoin network outage, or similar event), or (3) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the U.S. dollars needed to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions, e.g., because of a market disruption event or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the person authorized to take Redemption Orders in the manner provided in the Authorized Participant Agreement, the Bitcoin Custodian or the Cash Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption Orders must be made in whole Baskets. The Sponsor acting by itself or through the person authorized to take Redemption Orders in the manner provided in the Authorized Participant Agreement may, in its sole discretion, reject any Redemption Order (1) the Sponsor determines not to be in proper form, (2) the fulfillment of which its counsel advises may be illegal under applicable laws and regulations, or (3) if circumstances outside the control of the Sponsor, the person authorized to take redemption orders in the manner provided in the Authorized Participant Agreement or the Bitcoin Custodian make it for all practical purposes not feasible for the Shares to be delivered under the Redemption Order. The Sponsor may also reject a Redemption Order if the number of Shares being redeemed would reduce the remaining outstanding Shares to 100,000 Shares (i.e., ten Baskets) or less.

Creation and Redemption Transaction Fee

To compensate the Transfer Agent for expenses incurred in connection with the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Transfer Agent to create or redeem Baskets, which does not vary in accordance with number of Baskets in such order. The transaction fee may be reduced, increased or otherwise changed by the Sponsor.

Tax Responsibility

Authorized Participants are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of Baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Participant, and agree to indemnify the Sponsor and the Trust if they are required by law to pay any such tax, together with any applicable penalties, additions to tax and interest thereon.

Secondary Market Transactions

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem Baskets, and an Authorized Participant is under no obligation to offer to the public Shares of any Basket it does create.

Authorized Participants that do offer to the public Shares from the Basket they create will do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of bitcoin or other portfolio investments. Baskets are generally expected to be redeemed when the price per Share is at a discount to the per Share NAV. Shares initially comprising the same Basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits of cash with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Shares are expected to trade in the secondary market on the Exchange. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by various factors, including the number of investors who seek to purchase or sell Shares in the secondary market and the liquidity of bitcoin.

Additional Information on Bitcoin and the Bitcoin Market

Bitcoin

Bitcoin is the digital asset that is native to, created and transmitted through the operations of, the peer-to-peer Bitcoin network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Bitcoin network, the infrastructure of which is collectively maintained by a decentralized user base. The Bitcoin network allows people to exchange tokens of value, called bitcoin, which are recorded on a public transaction ledger known as the Bitcoin blockchain. Bitcoin can be used to pay for goods and services, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on digital asset trading platforms or in individual end-user-to-end-user transactions under a barter system. Although nascent in use, bitcoin may be used as a medium of exchange, unit of account or store of value.

The Bitcoin network is decentralized and does not require governmental authorities or financial institution intermediaries to create, transmit or determine the value of bitcoin. In addition, no party may easily censor transactions on the Bitcoin network. As a result, the Bitcoin network is often referred to as decentralized and censorship resistant.

The value of bitcoin is determined by the supply of and demand for bitcoin. New bitcoin are created and rewarded to the parties providing the Bitcoin network’s infrastructure (“miners”) in exchange for their expending computational power to verifying transactions and add them to the Bitcoin blockchain. The Bitcoin blockchain is effectively a decentralized database that includes all blocks that have been solved by miners and it is updated to include new blocks as they are solved. Each bitcoin transaction is broadcast to the Bitcoin network and, when included in a block, recorded in the Bitcoin blockchain. As each new block records outstanding bitcoin transactions, and outstanding transactions are settled and validated through such recording, the Bitcoin blockchain represents a complete, transparent and unbroken history of all transactions of the Bitcoin network.

Bitcoin Network

Bitcoin was first described in a white paper released in 2008 and published under the name “Satoshi Nakamoto.” The protocol underlying Bitcoin was subsequently released in 2009 as open source software and currently operates on a worldwide network of computers. The Bitcoin network and its software has been under active development since that time by a group of computer engineers known as core developers, each of whom operates under a volunteer basis and without strict hierarchical administration.

The Bitcoin network utilizes a digital asset known as “bitcoin,” which can be transferred among parties via the Internet. Unlike other means of electronic payments such as credit card transactions, one of the advantages of bitcoin is that it can be transferred without the use of a central administrator or clearing agency. As a central party is not necessary to administer bitcoin transactions or maintain the bitcoin ledger, the term decentralized is often used in descriptions of bitcoin. Unless it is using a third-party service provider, a party transacting in bitcoin is generally not afforded some of the protections that may be offered by intermediaries.

The first step in directly using the Bitcoin network for transactions is to download specialized software referred to as a “bitcoin wallet.” A user’s bitcoin wallet can run on a computer or smartphone, and can be used both to send and to receive bitcoin. Within a bitcoin wallet, a user can generate one or more unique “bitcoin addresses,” which are conceptually similar to bank account numbers. After establishing a bitcoin address, a user can send or receive bitcoin from his or her bitcoin address to another user’s bitcoin address. Sending bitcoin from one bitcoin address to another is similar in concept to sending a bank wire from one person’s bank account to another person’s bank account; however, such transactions are not managed by an intermediary and erroneous transactions generally may not be reversed or remedied once sent.

The amount of bitcoin associated with each bitcoin address, as well as each bitcoin transaction to or from such bitcoin address, is transparently reflected in the Bitcoin blockchain and can be viewed by websites that operate as “Bitcoin blockchain explorers.” Copies of the Bitcoin blockchain exist on thousands of computers on the Bitcoin network throughout the Internet. A user’s bitcoin wallet will either contain a copy of the Bitcoin blockchain or be able to connect with another computer that holds a copy of the Bitcoin blockchain. The innovative design of the Bitcoin network protocol allows each Bitcoin user to trust that their copy of the Bitcoin blockchain will generally be updated consistent with each other user’s copy.

When a Bitcoin user wishes to transfer bitcoin to another user, the sender must first request a Bitcoin address from the recipient. The sender then uses his or her Bitcoin wallet software to create a proposed transaction that is confirmed and settles when included in the Bitcoin blockchain. The transaction would reduce the amount of bitcoin allocated to the sender’s address and increase the amount allocated to the recipient’s address, in each case by the amount of bitcoin desired to be transferred. The transaction is completely digital in nature, similar to a file on a computer, and it can be sent to other computers participating in the Bitcoin network; however, the use of cryptographic verification is believed to prevent the ability to duplicate or counterfeit bitcoin.

Bitcoin Protocol

The Bitcoin protocol is built using open source software allowing for any developer to review the underlying code and suggest changes. There is no official company or group that is responsible for making modifications to the Bitcoin protocol. There are, however, a number of individual developers that regularly contribute to the reference software known as “Bitcoin Core,” a specific distribution of Bitcoin software that provides the de-facto standard for the Bitcoin protocol.

Significant changes to the Bitcoin protocol are typically accomplished through a so-called “Bitcoin Improvement Proposal” or BIP. Such proposals are generally posted on websites, and the proposals explain technical requirements for the protocol change as well as reasons why the change should be accepted by users. Because Bitcoin has no central authority, updating the reference software’s Bitcoin protocol will not immediately change the Bitcoin network’s operations. Instead, the implementation of a change is achieved by users (including transaction validators known as “miners”) downloading and running the updated versions of Bitcoin Core or other Bitcoin software that abides by the new Bitcoin protocol. Users and miners must accept any changes made to the Bitcoin source code by downloading a version of their Bitcoin software that incorporates the proposed modification of the Bitcoin network’s source code. A modification of the Bitcoin network’s source code or protocol is only effective with respect to those Bitcoin users and miners who download it. If an incompatible modification is accepted by a less than overwhelming percentage of users and miners, a division in the Bitcoin network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork” in the Bitcoin network.

Recent development on the Bitcoin network has enabled some functionality other than the transfer of value on the Bitcoin blockchain. Following the recent activation of Segregated Witness on the Bitcoin network, an alpha version of the Lightning Network was released. The Lightning Network is an open-source decentralized network that enables instant off-blockchain transfers of the ownership of bitcoin without the need of a trusted third party. In 2021, the Bitcoin protocol implemented the Taproot upgrade to add enhanced support for complex transactions on the network such as multi-signature transactions, which require two or more parties to execute a transaction on the Bitcoin network. Other efforts include increased use of smart contracts and distributed registers built into, built atop or pegged alongside the Bitcoin blockchain. The Trust’s activities will not directly relate to such projects, though such projects may utilize bitcoin as tokens for the facilitation of their non-financial uses, thereby potentially increasing the utility of the Bitcoin network as a whole. Conversely, projects that operate and are built within the Bitcoin blockchain may increase the data flow on the Bitcoin network and could either “bloat” the size of the Bitcoin blockchain or slow confirmation times. At this time, such projects remain in early stages.

Bitcoin Transactions

A bitcoin transaction is similar in concept to an irreversible digital check. The transaction contains the sender’s bitcoin address, the recipient’s bitcoin address, the amount of bitcoin to be sent, a transaction fee and the sender’s digital signature. Bitcoin transactions are secured by cryptography known as “public-private key cryptography,” represented by the bitcoin addresses and digital signature in a transaction’s data file. Each Bitcoin network address, or wallet, is associated with a unique “public key” and “private key” pair, both of which are lengthy alphanumeric codes, derived together and possessing a unique relationship.

The use of key pairs is a cornerstone of the Bitcoin network technology. This is because the use of a private key is the only mechanism by which a bitcoin transaction can be signed. If a private key is lost, the corresponding bitcoin is thereafter permanently non-transferable. Moreover, the theft of a private key provides the thief immediate and unfettered access to the corresponding bitcoin. Bitcoin users must therefore understand that in this regard, bitcoin is similar to cash: that is, the person or entity in control of the private key corresponding to a particular quantity of bitcoin has de facto control of the bitcoin. For large quantities of bitcoin, holders often embrace sophisticated security measures. For a discussion of how the Trust secures its bitcoin, see “The Bitcoin Custodian” below.

The public key is visible to the public and analogous to the Bitcoin network address. The private key is a secret and is used to digitally sign a transaction in a way that proves the transaction has been signed by the holder of the public-private key pair, and without having to reveal the private key. A user’s private key must be kept safe in accordance with appropriate controls and procedures to ensure it is used only for legitimate and intended transactions. If an unauthorized third person learns of a user’s private key, that third person could apply the user’s digital signature without authorization and send the user’s bitcoin to their or another bitcoin address, thereby stealing the user’s bitcoin. Similarly, if a user loses his private key and cannot restore such access (e.g., through a backup), the user may permanently lose access to the bitcoin associated with that private key and bitcoin address.

To prevent the possibility of double-spending of bitcoin, each validated transaction is recorded, time stamped and publicly displayed in a “block” in the Bitcoin blockchain, which is publicly available. Thus, the Bitcoin network provides confirmation against double-spending by memorializing every transaction in the Bitcoin blockchain, which is publicly accessible and downloaded in part or in whole by all users of the Bitcoin network software program. Any user may validate, through their Bitcoin wallet or a blockchain explorer, that each transaction in the Bitcoin network was authorized by the holder of the applicable private key, and Bitcoin network mining software consistent with reference software requirements validates each such transaction before including it in the Bitcoin blockchain. This cryptographic security ensures that bitcoin transactions may not generally be counterfeited, although it does not protect against the “real world” theft or coercion of use of a Bitcoin user’s private key, including the hacking of a Bitcoin user’s computer or a service provider’s systems.

A Bitcoin transaction between two parties is recorded if included in a valid block added to the Bitcoin blockchain, when that block is accepted as valid through consensus formation among Bitcoin network participants. Validation of a block is achieved by confirming the cryptographic hash value included in the block’s data and by the block’s addition to the longest confirmed Bitcoin blockchain on the Bitcoin network. For a transaction, inclusion in a block in the Bitcoin blockchain constitutes a “confirmation” of validity. As each block contains a reference to the immediately preceding block, additional blocks appended to and incorporated into the Bitcoin blockchain constitute additional confirmations of the transactions in such prior blocks, and a transaction included in a block for the first time is confirmed once against double-spending. This layered confirmation process makes changing historical blocks (and reversing transactions) exponentially more difficult the further back one goes in the Bitcoin blockchain.

To undo past transactions in a block recorded on the Bitcoin blockchain, a malicious actor would have to exert tremendous hashrate in re-solving each block in the Bitcoin blockchain starting with and after the target block and broadcasting all such blocks to the Bitcoin network. The Bitcoin network is generally programmed to consider the longest Bitcoin blockchain containing solved and valid blocks to be the most accurate Bitcoin blockchain. In order to undo multiple layers of confirmation and alter the Bitcoin blockchain, a malicious actor must re-solve all of the old blocks sought to be regenerated and be able to continuously add new blocks to the Bitcoin blockchain at a speed that would have to outpace that of all of the other miners on the Bitcoin network, who would be continuously solving for and adding new blocks to the Bitcoin blockchain. Given the size and speed of the Bitcoin network, it is generally agreed that the cost of amassing such computational power exceeds the profit to be obtained by double-spending or attempting to fabricate prior blocks.

If a malicious actor is able to amass ten (10) percent of the Bitcoin network’s aggregate hashrate, there is estimated to be a 0.1 percent chance that it would be able to overcome six (6) confirmations. Therefore, given the difficulty in amassing such hashrate, six (6) confirmations is an often-cited standard for the validity of transactions. The Trust has adopted a policy whereby a transaction will be deemed confirmed upon this industry standard of six (6) confirmations (the “Confirmation Protocol”). As one (1) block is added to the Bitcoin blockchain approximately every six (6) to twelve (12) minutes, a Bitcoin transaction will be, on average, confirmed using the Confirmation Protocol beyond a reasonable doubt in approximately one (1) hour. Merchants selling high-value goods and services, as well as bitcoin trading platforms and many experienced users, are believed to generally use the six (6) confirmations standard. This confirmation system, however, does not mean that merchants must always wait for multiple confirmations for transactions involving low-value goods and services. As discussed below, the value of a successful double-spending attack involving a low-value transaction may, and perhaps likely will, be significantly less than the cost involved in arranging and executing such double-spending attacks. Furthermore, merchants engaging in low-value transactions may then view the reward of quicker transaction settlements with limited or no Bitcoin blockchain confirmation as greater than the related risk of not waiting for six (6) confirmations with respect to low-value transactions at points of sale. Conversely, for high-value transactions that are not time sensitive, additional settlement security can be provided by waiting for more than six (6) confirmations.

Bitcoin Mining

The process by which bitcoin are created and bitcoin transactions are verified is called “mining.” To begin mining, a user, or “miner,” can download and run a mining “client,” which, like regular Bitcoin network software programs, turns the user’s computer into a “node” on the Bitcoin network, and in this case has the ability to validate transactions and add new blocks of transactions to the Bitcoin blockchain.

Miners, through the use of the bitcoin software program, engage in a set of prescribed complex mathematical calculations in order to verify transactions and compete for the right to add a block of verified transactions to the Bitcoin blockchain and thereby confirm bitcoin transactions included in that block’s data. The miner who successfully “solves” the complex mathematical calculations has the right to add a block of transactions to the Bitcoin blockchain and is then rewarded by a grant of bitcoin, known as a “coinbase,” plus any transaction fees paid for the transactions included in such block.

Confirmed and validated bitcoin transactions are recorded in blocks added to the Bitcoin blockchain. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, as well as a record of the award of bitcoin to the miner who added the new block. Each unique block can only be solved and added to the Bitcoin blockchain by one miner; therefore, all individual miners and mining pools on the Bitcoin network must engage in a competitive process of constantly increasing their computing power to improve their likelihood of solving for new blocks. As more miners join the Bitcoin network and its processing power increases, the Bitcoin network adjusts the complexity of a block-solving equation to maintain a predetermined pace of adding a new block to the Bitcoin blockchain approximately every ten minutes.

Mathematically Controlled Supply

The method for creating new bitcoin is mathematically controlled in a manner so that the supply of bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of bitcoin awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 6.25 bitcoin per block; the reward decreased from twenty-five (25) bitcoin in July 2016 to 12.5 in May 2020. It is estimated to halve again at the start of 2024. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will never exceed twenty-one (21) million and that bitcoin cannot be devalued through excessive production unless the Bitcoin network’s source code (and the underlying protocol for bitcoin issuance) is altered. As of December 2023, approximately 19 million bitcoins were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

Regulation of Bitcoin

As bitcoin and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including Financial Crimes Enforcement Network (“FinCen”), Securities and Exchange Commission (“SEC”), Office of the Comptroller of the Currency (“OCC”), Commodity Futures Trading Commission (“CFTC”), Financial Institution Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset exchange market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

For example, the events of 2022, including the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset exchanges, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset exchanges and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, all of which provided services to the digital assets industry, or similar future events, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

US federal and state regulators, as well as the White House, have issued reports and releases concerning digital assets, including Bitcoin and digital asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the digital asset industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult.

In August 2021, Gary Gensler, the chair of the SEC, stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. It is not possible to predict whether Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations that may flow from such authorities might impact the value of digital assets generally and bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

In June 2023, the SEC filed lawsuits against Coinbase and Binance, two large U.S. digital asset trading platforms, alleging that Coinbase and Binance had been operating as unregistered securities exchanges, brokers and clearing agencies in violation of U.S. federal securities laws. While the SEC has not alleged that bitcoin is a security, the outcome of these enforcement actions and others may result in the substantial restructuring of the digital asset market in the United States. However, the SEC has recently faced setbacks in U.S. courts in its attempt to regulate the digital asset markets. In July 2023, the U.S. District Court for the Southern District of New York ruled on the SEC’s action against Ripple Labs, Inc. The court found that offers and sales of XRP, a digital token, to institutions and sophisticated individuals constituted securities transactions, but that offers and sales of XRP on crypto exchanges, distributions to employees, and other third-party developers were not securities transactions. More recently, the D.C. Circuit Court found that the SEC’s denial of the Grayscale Bitcoin Trust’s listing was “arbitrary and capricious” under the Administrative Procedures Act in light of the SEC’s approval of two similar bitcoin futures-based ETPs. Nonetheless, until the SEC’s numerous actions against digital asset market participants are resolved, the structure of the digital asset market in the United States will remain subject to substantial regulatory risk, which may impact the demand for digital assets and the continued availability of existing exchanges and offerings.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. In 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as a money services business and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset exchange, for similar violations. The requirement that exchangers that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling bitcoin and therefore may adversely affect the price of bitcoin and an investment in the Shares. In a March 2018 letter from FinCEN’s assistant secretary for legislative affairs to U.S. Senator Ron Wyden, the assistant secretary indicated that under current law both the developers and the exchanges involved in the sale of tokens in an initial coin offering (“ICO”) may be required to register with FinCEN as money transmitters and comply with the anti-money laundering regulations applicable to money transmitters.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses, including addresses on the Bitcoin Network to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether bitcoin that has been associated with such addresses in the past can be easily sold. This “tainted” bitcoin may trade at a substantial discount to untainted bitcoin. Reduced fungibility in the Bitcoin markets may reduce the liquidity of bitcoin and therefore adversely affect their price.

Under regulations from the New York State Department of Financial Services (“NYDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of bitcoin and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings that digital assets sold in initial coin offerings (“ICOs”) may be classified as securities and that both those digital assets and ICOs may be subject to securities regulations. Generally speaking, ICOs are offered and conducted on the Ethereum network or similar “smart contract” platforms, rather than the Bitcoin network; however, bitcoin has been used for consideration in ICOs on multiple networks and ICOs may be conducted using the Bitcoin network. On-going and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against digital asset businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital asset activity. In July 2019, U.S. Treasury Secretary Steven Mnuchin stated that he had “very serious concerns” about digital assets. Secretary Mnuchin indicated that one source of concern is digital assets’ potential to be used to fund illicit activities. In June 2020, digital asset businesses that are financial institutions were required to comply with the “travel rule” guidelines promoted by the Financial Action Task Force and adopted by government regulators in a substantial number of developed economies. The travel rule requires financial institutions to pass on certain transaction information in connection with financial transfers of size; because of the nature of the Bitcoin network, compliance with this mandate represents a challenge for digital asset businesses including digital asset trading platforms. See “Risk Factors—Future and current regulations by a U.S. or foreign government or quasi-governmental agency could have an adverse effect on an investment in the Trust.”

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect the Bitcoin network, the bitcoin markets, and their users, particularly digital asset trading platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, on March 5, 2020, South Korea voted to amend its Financial Information Act to require virtual asset service providers to register and comply with its AML and CFT framework. These measures also provide the government with the authority to close digital asset trading platforms that do not comply with specified processes. The Chinese and South Korean governments have also banned ICOs and there have been consistent reports over the course of the last five years that Chinese regulators have taken formal or informal action to shut down or limit banking access to a number of China-based digital asset trading platforms. For example, on January 19, 2018, a Chinese news organization reported that the People’s Bank of China had ordered financial institutions to stop providing banking or funding to “any activity related to cryptocurrencies.” Similarly, in April 2018, the Reserve Bank of India banned the entities it regulates from providing services to any individuals or business entities dealing with or settling digital assets. On March 5, 2020, this ban was overturned in the Indian Supreme Court, although the Reserve Bank of India is currently challenging this ruling. There remains significant uncertainty regarding the South Korean, Indian and Chinese governments’ future actions with respect to the regulation of digital assets and digital asset trading platforms. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of Bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the Bitcoin economy in the European Union, China, South Korea, India and the United States and globally, or otherwise negatively affect the value of bitcoin.

In July 2019, the United Kingdom’s Financial Conduct Authority proposed rules to address harm to retail consumers deriving from the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. In addition to exchange traded notes, the proposed ban would affect financial products including contracts for difference, options and futures. Public consultation on the proposed restriction closed in October 2019. As of the date of this Prospectus, the Financial Conduct Authority has not yet finalized its proposed ruling.

The transparency of blockchains has in the past facilitated investigations by law enforcement agencies. However, certain privacy-enhancing features have been or are expected to be introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction histories. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

Fees and Expenses

Management Fee

The Trust will pay the unitary Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. For a 6-month period commencing on the day the Shares were initially listed on the Exchange (January 11, 2024), the Sponsor has agreed to waive the entire Sponsor Fee on the first $1 billion of Trust assets.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and agreement between the Trust and the Sponsor (the “Sponsor Agreement”). Except during periods during which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee will accrue daily and will be payable in bitcoin monthly in arrears. The Administrator will calculate the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual shall be determined by reference to the BRRNY. On the last day of each month, an amount of bitcoin will be transferred from the Trust Bitcoin Account to the Sponsor Bitcoin Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the BRRNY on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transfer of bitcoin to the Sponsor.

Routine Operational, Administrative and Other Ordinary Expenses

In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), Exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also paid the costs of the Trust’s organization.

Non‑Recurring Fees and Expenses

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Bitcoin network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Bitcoin blockchain, any Incidental Rights and any IR Assets, any indemnification of the Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

Selling Commission

Retail investors may buy and sell Shares in secondary market transactions through brokers. Shares are bought and sold throughout the trading day like other publicly traded securities. When buying or selling Shares through a broker, most investors incur customary brokerage commissions and charges. Shareholders are encouraged to review the terms of their brokerage account for details on applicable charges. Authorized Participants that do offer to the public Shares from the Basket they create will do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of bitcoin or other portfolio investments. The price at which an Authorized Participant sells a Share may be higher or lower than the price paid by such Authorized Participant in connection with the creation of such Share in a Basket.

Brokerage Commissions and Fees

The Trust pays all of the brokerage commissions, financing fees, Bitcoin network fees and similar transaction fees in connection with the Trust’s bitcoin trading activities.

Employees

The Trust has no employees.

Item 1A. Risk Factors.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The Trust’s cybersecurity risk management is established and governed by the Sponsor. The Sponsor determines and implements appropriate risk management processes and strategies as it relates to cybersecurity for the Trust and the Trust relies on the Sponsor for assessing, identifying and managing material risks to the Trust’s business from cybersecurity threats. The Sponsor’s cybersecurity policies and practices are set out in the Sponsor’s compliance manual and are reviewed on an annual basis. In addition, all officers of the Sponsor and all employees of Bitwise receive annual compliance training and annual cybersecurity training. Attendance at the annual cybersecurity training and the annual compliance training is tracked and recorded.

The Sponsor engages a selection of third-party experts ("Experts") to assist its internal legal, compliance and engineering personnel in developing, implementing and testing its cybersecurity policies and procedures. The Experts assist in performing assessments, penetration tests and reviewed areas of potential vulnerability. In addition, the Experts work with the Sponsor to conduct cybersecurity training, exercises and quarterly internal phishing tests. The Sponsor uses the findings of such exercises and campaigns to improve its practices, procedures, and technologies. The Sponsor also engages the Experts to support its cybersecurity threat and incident response management and maintains information security risk insurance coverage.

The Sponsor conducts due diligence on the Experts and all third-party service providers both at the beginning of any contractual relationship and on an ongoing, periodic basis. The Sponsor reviews a selection of all of its service providers on an annual basis, with specific emphasis on any service providers deemed to be high risk and utilizes external compliance partners to assist with this review. As part of this review, the Sponsor tracks any identified deficiencies and requires that its third-party service providers have in place appropriate technical and organizational security measures and security-control principles based on recognized cybersecurity standards. The Sponsor also obtains contractual assurances from third-party service providers relating to their security responsibilities, controls, reporting, and roles and responsibilities as it pertains to cybersecurity incident response policies and notification requirements.

While neither the Sponsor nor the Trust has experienced a material cybersecurity incident, cybersecurity threat risks may materially affect either the Sponsor or the Trust, including the Trust’s business strategy, results of operations or financial condition.

Governance

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates. Hong Kim, the Chief Technology Officer of Bitwise is responsible for assessing and overseeing the Sponsor’s and the Trust’s cybersecurity risks and providing direction and oversight for risk mitigation action in conjunction with Katherine Dowling, the General Counsel, Chief Compliance Officer and Vice President of the Sponsor. Mr. Kim graduated from the University of Pennsylvania with a Bachelor of Science in Computer Science, and, prior to Bitwise, worked on Google's backend infrastructure for Google Drive and worked in software security for the South Korean military. Ms. Dowling has served as a Chief Compliance Officer at various companies since 2015 and has more than ten years of experience as an Assistant U.S. Attorney, most recently in the Economic Crimes Unit of the U.S. Attorney's Office for the Northern District of California. Mr. Kim and Ms. Dowling receive periodic reports from the Experts and members of the Sponsor’s Legal and Compliance team who take part in cybersecurity review, implementation, training and testing.

Bitwise, the parent of the Sponsor, has a board of directors that is ultimately responsible for managing and directing the affairs of the Sponsor, including maintaining oversight of risks from cybersecurity threats. Mr. Kim serves on the Bitwise board of directors. Ms. Dowling serves as the General Counsel and Chief Compliance Officer and is on the Executive Management Team of Bitwise and therefore is able to report directly to Bitwise’s board of directors regarding cybersecurity risks to the Trust and the Sponsor.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Shares of the Trust that have commenced investment operations are listed in the accompanying table. The dates the Shares of the Trust began trading, their symbols and their primary listing exchange are indicated below:

Trust	Commencement of Operations	Ticker Symbol	Name of each exchange on which registered
Bitwise Bitcoin ETF	January 11, 2024	BITB	NYSE Arca

Holders

As of December 31, 2023, there was one shareholder of record of the Trust.

Dividends

The Trust made no distributions to Shareholders during the period ended December 31, 2023. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

None of the Shares were redeemed during the period ended December 31, 2023.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements.

The Trust had no operations other than the following: on November 9, 2023, Bitwise Asset Management, Inc. (the “Seed Capital Investor”), the parent of the Sponsor, purchased 4 Shares at a per-Share price of $50.00 (the “Seed Shares”) in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Shares was made on November 9, 2023. Subsequent to December 31, 2023, the Trust revised its NAV per Share to $25.00 per share.

Trust Overview

The business and operations of the Trust are described above under Part I, Item I under the heading “Business”, which is incorporated into this Item by reference.

Results of Operations for the Period December 31, 2023

In connection with the initial seeding of the Trust prior to the effectiveness of the Trust’s registration statement, on November 9, 2023, the Seed Capital Investor purchased 4 Seed Shares at a per-Share price of $50.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Shares was made on November 9, 2023. Total proceeds to the Trust from the sale of the Seed Shares was $200.00. Subsequent to December 31, 2023, the Trust revised its NAV per Share to $25.00 per share.

During the period ended December 31, 2023, the Trust had not commenced operations other than matters relating to its organization and the registration of the Shares under the 1933 Act. During this period, the only Shares issued were the Seed Shares. In addition, the Trust did not purchase any bitcoin or other assets during the period ended December 31, 2023, nor were there disbursements of cash from the Trust during this reporting period. Furthermore, the Trust did not receive any revenue or capital gains (losses), or incur any expenses during this reporting period. The Trust commenced investment operations on January 11, 2024.

Expenses incurred during the period December 31, 2023, in connection with the organization of the Trust and the initial offering costs of the Shares were borne by the Sponsor and will not be subject to reimbursement by the Trust.

Liquidity and Capital Resources

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets or to pay expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s bitcoin as necessary to pay such expenses. The cash proceeds of the sale will be sent to the Sponsor, which will use such proceeds to pay the expenses. Any remaining cash will be distributed back to the Cash Custodian. The Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and bitcoin. The Trust will not borrow to meet liquidity needs.

In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust. The Sponsor contractually waived the Sponsor Fee until July 11, 2024, on the first $1 billion of Trust assets, and will accrue at an annual rate of 0.20% of the Trust’s bitcoin holdings beginning thereafter. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. See Part I, Item I under the heading “Business – Fees and Expenses” for an additional discussion of the Trust’s fees and expenses.

Off‑Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2023, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off‑balance sheet financing arrangements and have no loan guarantee arrangements or off‑balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust intends to engage a third-party vendor to obtain a price from a principal market for bitcoin, which will be either the market the Trust normally transacts in for bitcoin or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under U.S. GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

Investment Company Considerations

The Trust is an investment company for U.S. GAAP purposes and follows accounting and reporting guidance in accordance with the FASB ASC Topic 946, Financial Services – Investment Companies. The Trust uses fair value as its method of accounting for bitcoin in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of 1940. U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sponsor
Bitwise Bitcoin ETF:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Bitwise Bitcoin ETF (the Trust) as of December 31, 2023, and the related statements of changes in net assets and cash flows for the period November 9, 2023 (date of seeding) through December 31, 2023, and the related notes, (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023, and the changes in its net assets and its cash flows for the period November 9, 2023 (date of seeding) through December 31, 2023 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2023.

New York, New York
March 27, 2024

Bitwise Bitcoin ETF

Statement of Assets and Liabilities

As of December 31, 2023
Assets
Cash	$200
Total assets	$200
Liabilities	—
Net Assets	$200
Net assets consist of:
Capital stock at $50.00 per share	$200
Net Assets	$200
Shares issued and outstanding, no par value, unlimited amount authorized	4
Net Asset Value Per Share	$50.00

The accompanying notes are an integral part of these financial statements

Bitwise Bitcoin ETF

Statement of Changes in Net Assets

For the Period from November 9, 2023 (Date of Seeding) to December 31, 2023
Increase in net assets from operations:
Net investment loss	$-
Net realized gain on investment in Bitcoin	-
Net change in unrealized appreciation (depreciation) on investment in Bitcoin	-
Net increase (decrease) in net assets resulting from operations	-

Increase in net assets from capital share transactions:
Net increase in net assets resulting from capital share transactions	200
Total increase (decrease) in net assets from operations and capital share transactions	200

Increase (decrease) in net assets	200

Net assets:
Beginning of period	-
End of period	$200

Changes in Shares outstanding
Shares outstanding at beginning of period	-
Shares issued	4
Shares redeemed	-
Net increase (decrease) in Shares outstanding	4
Shares outstanding at end of period	4

The accompanying notes are an integral part of these financial statements

Bitwise Bitcoin ETF

Statement of Cash Flows

For the Period from November 9, 2023 (Date of Seeding) to December 31, 2023
Cash Provided by Operating Activities
Net increase (decrease) in net assets resulting from operations	$-
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Proceeds from bitcoin sold to pay expenses	-
Change in operating assets and liabilities:
Sponsor’s fees payable	-
Net cash provided by operating activities	-

Cash Provided by Financing Activities
Proceeds from issuance of capital shares	200
Net cash provided by financing activities	200

Cash
Net increase (decrease in cash)	200
Cash, beginning of period	-
Cash, end of period	$200

The accompanying notes are an integral part of these financial statements

Bitwise Bitcoin ETF

Notes to Financial Statements

December 31, 2023

1.
ORGANIZATION

Bitwise Bitcoin ETF (the “Trust”), formerly Bitwise Bitcoin ETP Trust, is an investment trust organized on August 29, 2019 under Delaware law pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s investment objective is to seek to provide exposure to the value of bitcoin held by the Trust, less the expenses of the Trust’s operations, generally just the Sponsor’s management fee. In seeking to achieve its investment objective, the Trust’s sole asset is expected to be bitcoin. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are anticipated to be listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BITB,” providing investors with an efficient means to obtain market exposure to the price of bitcoin.

Bitwise Investment Advisers, LLC (the “Sponsor”) serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor will develop a marketing plan for the Trust, will prepare marketing materials regarding the Shares, and will operate the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s management fee.

Delaware Trust Company acts as the trustee of the Trust for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”). The Trustee is appointed to serve as the trustee of the Trust in the State of Delaware for the sole purpose of satisfying the requirement of Section 3807(a) of the DSTA that the Trust have at least one trustee with a principal place of business in the State of Delaware.

As of December 31, 2023, the Trust has had no operations other than those actions relating to organizational and registration matters, including the sale and issuance of the Trust’s shares to Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, the sole shareholder of four (4) shares of the Trust. Proceeds from the issuance of these shares were held in cash as presented on the Trust’s statement of assets and liabilities.

In the ordinary course of operation, the Trust will purchase and sell bitcoin directly and it will create or redeem its Shares in cash-settled transactions in blocks of 10,000 Shares at the Trust’s net asset value per Share and only in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). An Authorized Participant will deliver, or cause to be delivered, cash to the Trust when it purchases Shares from the Trust, and the Trust will deliver cash to an Authorized Participant, or its designee, when it redeems Shares with the Trust. Authorized Participants, and their customers, may then, in turn, offer Shares to the public at prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the net asset value of the Shares.

2.
SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic 946, Financial Services—Investment Companies.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Indemnifications

In the normal course of business, the Trust enters into contracts that contain a variety of representations which provide general indemnifications. The Trust’s maximum exposure under these arrangements cannot be known; however, the Trust expects any risk of loss to be remote.

Cash

Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

Income Taxes

The Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the shareholders, and the Bank of New York Mellon (the “Administrator”), will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis. As of December 31, 2023, no amounts had “flowed through” to the shareholder.

Organizational and offering costs

The costs of the Trust’s organization and the initial offering of the Shares will be borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

3.
AGREEMENTS

As the Trust has had no operations other than those actions relating to organizational and registration matters, including the sale and issuance of the Trust’s shares to BAM, the Sponsor has not yet begun to charge the Trust an annual management fee, which it anticipates charging once operations commence. Once operations commence, the Trust is expected to pay an annualized management fee to the Sponsor ("Sponsor Fee") as compensation for services performed under the Trust Agreement. At December 31, 2023 the Sponsor had not yet determined the amount of such fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay all ordinary expenses of the Trust, including the Trustee’s fee and out-of-pocket expenses, the fees of the Trust’s regular service providers, Exchange listing fees, SEC registration fees, SEC filing costs, audit fees and ordinary legal expenses. The Sponsor’s Fee is paid by delivery of bitcoin, monthly on the last Business Day of the month in respect of fees payable for the month. The delivery is of that number of bitcoin which equals the daily accrual of the Sponsor’s Fee for such prior month.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time.

At the date of these financial statements, there were no amounts payable to related parties.

4.
BENEFICIAL OWNERSHIP

As of the date of these financial statements, BAM owned 100% of the outstanding Shares of the Trust.

5.
SUBSEQUENT EVENTS

On January 5, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased 10,010 Shares of the Trust for $500,500. On January 10, 2024, BAM redeemed the entirety of its 4 Shares for $200 and BIM redeemed the entirety of its 10,010 Shares for $500,500. Following the redemptions, on January 10, 2024, the Trust formally revised its NAV per Share from $50.00 per Share to $25.00 per Share. Additionally, on January 10, 2024, BIM purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at $25.00 per share. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets.

The Trust's registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on January 10, 2024 and the Shares of the Trust were listed on the NYSE Arca on January 11, 2024. During January 11, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

The Sponsor set the Sponsor Fee at 0.20% per annum of the Trust's bitcoin holdings and agreed to waive the entire Sponsor Fee on the first $1 billion of Trust assets until July 11, 2024.

Other than the items noted above there were no subsequent events requiring adjustment or additional disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of December 31, 2023, the Trust’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly formed public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the period ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Jurisdictions that Prevent Inspections.

Not applicable.

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

The Sponsor

Bitwise Investment Advisers, LLC is the Sponsor of the Trust, and has the sole responsibility for the implementation of the Trust’s investment strategy, in accordance with the Trust’s investment objectives, policies, and restrictions, pursuant to the Trust Agreement and the Sponsor Agreement.

The Sponsor is neither an investment adviser registered with the SEC, nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Investment Advisers Act of 1940 or the Commodity Exchange Act.

Bitwise Investment Advisers, LLC is a wholly-owned subsidiary of Bitwise Asset Management, Inc. The Sponsor had 63 employees as of December 31, 2023.

The Sponsor’s Role

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement and Sponsor Agreement. This includes, but is not limited to, (i) purchasing and selling bitcoin on behalf of the Trust, (ii) preparing and providing periodic reports and financial statements on behalf of the Trust for Shareholders, (ii) processing creation and redemption orders for Shares and coordinating the processing of such orders, with the assistance of the Administrator, (iii) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (iv) instructing the Bitcoin Custodian to withdraw the Trust’s bitcoin from the Trust Bitcoin Account as needed to pay Trust Expenses or effectuate a sale of bitcoin in connection with a redemption of Shares, and (vi) upon any dissolution of the Trust, distributing the Trust’s the cash proceeds from the sale of the Trust’s remaining bitcoin to the owners of record of the Shares.

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As a result, the officers of the Sponsor may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

Bitwise Asset Management, Inc., the parent of the Sponsor ("BAM"), has a board of directors (the “Board”). The Board consists of Corey Mulloy, Hunter Horsley, and Hong Kim. The Board does not have a separately-designated standing audit committee.

The following individuals are the officers of the Sponsor responsible for overseeing the business and operations of the Trust:

Hunter Horsley, 33, is the President and Treasurer and a Director of the Sponsor and has served in such capacity since the Sponsor's inception. Prior to the Sponsor, Mr. Horsley was a product manager at Facebook and Instagram leading efforts in monetization from 2015 to 2016. He graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 2015. Mr. Horsley took two years off of school from 2011 to 2013 to be on the founding team of a technology company called Lore (formerly known as CourseKit) to assist in the development of an online learning tool incorporating social networking features. Lore raised over $6 million in equity, grew to 20 employees, and was sold to Noodle Education, Inc. in 2013. Mr. Horsley was named a member of Forbes’ 2019 “30 Under 30” list.

Paul “Teddy” Fusaro, 38, is the Chief Operating Officer and Corporate Secretary of the Sponsor and has served in such capacity since the Sponsor's inception. Prior to the Sponsor, Mr. Fusaro was Senior Vice President and Head of Portfolio Management and Capital Markets at IndexIQ, the ETF issuer unit of New York Life Investment Management, a firm with over $550 billion in AUM, from 2013 to 2018. In this capacity he oversaw portfolio management, trading, and operations for a suite of alternative strategy Exchange Traded Funds, Mutual Funds, and Separately Managed Accounts. Prior to that, Mr. Fusaro was Vice President of Portfolio Management and co-head of Trading and Operations at Direxion Investments, a $13 billion AUM alternative ETF Sponsor, from 2009 to 2013. Earlier in his career, Mr. Fusaro spent time in both equity derivatives and credit derivatives at Goldman Sachs & Co. Since 2022, Mr. Fusaro has served as the Chairman of the Board of Trustees of Bitwise Funds Trust.

Katherine Dowling, 52, is the General Counsel, Chief Compliance Officer and Vice President of the Sponsor, and has served in such capacity since May 2023. Prior to the Sponsor, Ms. Dowling was the General Counsel and Chief Compliance Officer for True Capital Management from 2019 to 2021. Before that, Ms. Dowling was the Managing Director, Chief Operating Officer and Chief Compliance Officer at Luminate Capital Partners from 2015 to 2018, which she co-founded. Prior to 2015, Ms. Dowling spent more than ten years as an Assistant U.S. Attorney, most recently in the Economic Crimes Unit of the U.S. Attorney's Office for the Northern District of California.

The following individuals are executive officers of BAM:

•
Hunter Horsley, 33, is also the Chief Executive Officer of BAM and has served in such capacity since BAM's inception in October 2016.
•
Paul “Teddy” Fusaro, 38, is also the President of BAM and has served in such capacity since April 2018. Previously he served as the Chief Operating Officer at BAM.
•
Katherine Dowling, 52, is also the General Counsel and Chief Compliance Officer of BAM and has served in such capacity since March 2021.
•
Matt Hougan, 47, is the Chief Investment Officer for BAM, and has served in such capacity since October 2020. Mr. Hougan previously served as the Global Head of Research at BAM since February 2018. Prior to BAM, Mr. Hougan was the Managing Director of Global Finance Informa PLC, a FTSE 100 company from 2016 to 2018. Prior to that position, Mr. Hougan was at ETF.com where he was the Chief Executive Officer in 2015 and previously served as President from 2010 to 2014 and Global Head of Editorial from 2007 to 2014.
•
Hong Kim, 33, is the Chief Technology Officer and has served in such capacity since BAM's inception. Prior to BAM, Mr. Kim was a student at the University of Pennsylvania where he graduated with a Bachelor of Science in Computer Science in 2016. While at school, he also worked on Google’s backend infrastructure for Drive. From 2011 to 2013, Mr. Kim took time off from university to work in software security for the South Korean Military.

Family Relationships

There are no family relationships among the executive officers.

Duties of the Sponsor and Indemnification

The general fiduciary duties which would otherwise be imposed on the Sponsor (which would make its operation of the Trust as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), are replaced by the terms of the Trust Agreement (to which terms all shareholders, by subscribing to the Shares, are deemed to consent).

The Trust Agreement provides that the Sponsor shall not be under any liability to the Trust, the Trustee or any Shareholder for any action taken or for refraining from the taking of any action in good faith pursuant to the Trust Agreement, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any bitcoin or other assets held in trust thereunder; provided, however, that this provision shall not protect the Sponsor against any liability to which it would otherwise be subject by reason of its own gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustee, the Trustee’s counsel or by any other Person for any matters arising hereunder. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustee other than as expressly provided for herein. The Trust shall not incur the cost of that portion of any insurance which insures any party against any liability, the indemnification of which is herein prohibited.

The Sponsor and its shareholders, members, directors, officers, employees, affiliates and subsidiaries (each a “Sponsor Indemnified Party”) shall be indemnified by the Trust and held harmless against any loss, liability or expense incurred hereunder without gross negligence, bad faith, or willful misconduct on the part of such Sponsor Indemnified Party arising out of or in connection with the performance of its obligations hereunder or any actions taken in accordance with the provisions of the Trust Agreement. Any amounts payable to a Sponsor Indemnified Party under Section 4.06 of the Trust Agreement may be payable in advance or shall be secured by a lien on the Trust. The Sponsor shall not be under any obligation to appear in, prosecute or defend any legal action that in its opinion may involve it in any expense or liability; provided, however, that the Sponsor may, in its discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and the rights and duties of the parties hereto and the interests of the Shareholders and, in such event, the legal expenses and costs of any such action shall be expenses and costs of the Trust and the Sponsor shall be entitled to be reimbursed therefore by the Trust. The obligations of the Trust to indemnify the Sponsor Indemnified Parties as provided herein shall survive the termination of the Trust Agreement.

The Trustee or any officer, affiliate, director, employee, or agent of the Trustee (each, an “Indemnified Person”) shall be entitled to indemnification from the Sponsor or the Trust, to the fullest extent permitted by law, from and against any and all losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under State or federal securities laws) of any kind and nature whatsoever (collectively, “Expenses”), to the extent that such Expenses arise out of or are imposed upon or asserted against such Indemnified Persons with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Trust Agreement or the transactions contemplated hereby; provided, however, that the Sponsor and the Trust shall not be required to indemnify any Indemnified Person for any Expenses that are a result of the willful misconduct, bad faith or gross negligence of such Indemnified Person. The obligations of the Sponsor and the Trust to indemnify the Indemnified Persons as provided herein shall survive the termination of the Trust Agreement.

Under Delaware law, a beneficial owner of a statutory trust (such as a Shareholder of the Trust) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners (a “class action”) to recover damages for violations of fiduciary duties, or on behalf of a statutory trust (a “derivative action”) to recover damages from a third party where there has been a failure or refusal to institute proceedings to recover such damages. In addition, beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from the Sponsor where the losses result from a violation by the Sponsor of the anti-fraud provisions of the federal securities laws.

The foregoing summary describing in general terms the remedies available to shareholders under federal law is based on statutes, rules and decisions as of the date of this Annual Report. As this is a rapidly developing and changing area of the law, shareholders who believe that they may have a legal cause of action against any of the foregoing parties should consult their own counsel as to their evaluation of the status of the applicable law at such time.

Code of Ethics

The Sponsor has a code of ethics that applies to its executive officers and agents. The Code of Ethics is available by written request to the Sponsor at 250 Montgomery Street, Suite 200, San Francisco, CA 94104 or by calling the Sponsor at (415) 707-3663. The Sponsor’s code of ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this code.

Item 11. Executive Compensation.

The Trust has no employees or directors and is managed by the Sponsor. None of the officers of the Trust, or the members or officers of the Sponsor receive compensation from the Trust.

The Trust pays the Sponsor the unitary Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. The Sponsor agreed to waive the entire Sponsor Fee on the first $1 billion of Trust assets until July 11, 2024. No Sponsor Fee was accrued or paid during the period ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1)
to (4). Fees for services performed by KPMG LLP (“KPMG”) for the period ended December 31, 2023 were as follows:

Period Ended December 31, 2023
Audit Fees	$55,000
Audit-Related Fees	$—
Tax Fees	$—
All Other Fees	$—
Combined Trust:	$55,000

Audit fees for the period ended December 31, 2023, consist of contractual fees payable to KPMG for the audit of the Trust’s November 10, 2023 financial statements included in the Trust’s Registration Statement on Form S-1 under the 1933 Act, for the December 31, 2023 annual financial statements included in the Annual Report on Form 10-K for the period ended December 31, 2023.

(5)
The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. The Sponsor approved all of the services provided by KPMG described above. The Sponsor pre-approves all audit and permissible non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Financial Statements on page 23 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
Exhibits:

Exhibit No.	Description of Document
3.1	First Amended and Restated Declaration of Trust and Trust Agreement(2)
3.2	Certificate of Trust(2)
3.3	Certificate of Amendment to Certificate of Trust(2)
3.4	Certificate of Amendment to Certificate of Trust(2)
4.1	A Description of Registrant's Securities(5)
10.1	Sponsor Agreement(3)
10.2	Form of Authorized Participant Agreement(1)
10.3	Marketing Agreement(1)
10.4	Prime Execution Agreement (with Bitcoin Custody Agreement included as an exhibit thereto)(4)
10.5	Cash Custody Agreement(1)
10.6	Fund Administration and Accounting Agreement(1)
10.7	Transfer Agency and Services Agreement(1)
10.8	Trade Financing Agreement(3)
31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934(5)
31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934(5)
32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(5)
32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(5)
97.1	Recovery of Erroneously Awarded Compensation(5)
101.INS(5)	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH(5)	Inline XBRL Taxonomy Extension Schema Document
101.CAL(5)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(5)	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(5)	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE(5)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

(1) Incorporated by reference to the Trust’s Registration Statement, filed on December 4, 2023.

(2) Incorporated by reference to the Trust’s Registration Statement, filed on December 29, 2023.

(3) Incorporated by reference to the Trust’s Registration Statement, filed on January 8, 2024.

(4) Incorporated by reference to the Trust’s Registration Statement, filed on January 10, 2024.

(5) Filed herewith.

Item 16. Form 10‑K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bitwise Investment Advisers, LLC,

as Sponsor of Bitwise Bitcoin ETF

/s/ Hunter Horsley

By: Hunter Horsley
President (Principal Executive Officer)*

/s/ Paul Fusaro

By: Paul Fusaro
Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)*

Date: March 27, 2024

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.