Form 10-Q
period 2024-03-31
Bitwise Bitcoin ETF
filed 2024-05-13
CIK 1763415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-41902

BITWISE BITCOIN ETF

(Exact name of registrant as specified in its charter)

Delaware	83-6613214
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bitwise Investment Advisers, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(415) 707-3663

(Address, including zip code, and telephone number, including area code, of registrant’s primary executive offices)

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Bitwise Bitcoin ETF Shares	BITB	NYSE Arca, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 61,780,000 outstanding shares as of May 9, 2024.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This interim Report on Form 10-Q includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the crypto asset markets, the Trust’s operations, Bitwise Investment Advisers, LLC’s (the “Sponsor”) plans, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including:

•
the special considerations discussed in this Quarterly Report;
•
general economic, market and business conditions;
•
technology developments regarding the use of bitcoin and other crypto assets, including the systems used by the Sponsor and the Trust’s custodian in their provision of services to the Trust;
•
changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies; and
•
other world economic and political developments, including, without limitation, global pandemics and the societal and government responses thereto.

All the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”) and, as such, may elect to comply with certain reduced reporting requirements. For as long as the Trust is an emerging growth company, unlike other public companies, it will not be required to:

•
provide an auditor’s attestation report on management’s assessment of the effectiveness of its system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory auditor rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;
•
comply with any new audit rules adopted by the PCAOB after April 5, 2012, unless the Securities and Exchange Commission determines otherwise;
•
provide certain disclosure regarding executive compensation required of larger public companies; or
•
obtain shareholder approval of any golden parachute payments not previously approved.

The Trust will cease to be an “emerging growth company” upon the earliest of (i) when it has $1.235 billion or more in total annual gross revenues during its most recently completed fiscal year; (ii) when it is deemed to be a large accelerated filer under Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934; (iii) when it has issued more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies; however, the Trust is choosing to “opt out” of such extended transition period, and as a result, the Trust will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Trust’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Bitwise Bitcoin ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

BITWISE BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2024	December 31, 2023*
	(unaudited)
Assets
Investment in bitcoin, at fair value (cost $1,619,431)	$2,244,413	$—
Capital shares receivable	67,205	—
Cash	—	0	(1)
Total assets	2,311,618	—

Liabilities
Bitcoin purchased payable	67,205	—
Sponsor’s Fee payable	160	—
Total liabilities	67,365	—

Net Assets	$2,244,253	$0	(1)

Shares issued and outstanding, no par value, unlimited amount authorized	58,110,000	4	(2)
Net asset value per Share	$38.62	$50.00	(2)

* As of December 31, 2023, the Trust held initial seed capital amounting to $200 in cash.

(1) Amount represents less than $500

(2) Prior to commencement of operations on January 10, 2024, the Sponsor redeemed the initial seed capital of 4 shares for $200.

The accompanying notes are an integral part of the Financial Statements.

BITWISE BITCOIN ETF

SCHEDULE OF INVESTMENT

(Amounts in thousands, except quantity of Bitcoin and percentages)

March 31, 2024*

(unaudited)	Quantity			% of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	31,682.4133	$1,619,431	$2,244,413	100.01%
Total Investment		$1,619,431	2,244,413	100.01%
Liabilities in excess of other assets			(160)	(0.01)%
Net Assets			$2,244,253	100.00%

* No comparative period presented as the Trust commenced operations on January 10, 2024.

^ Crypto Assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statement of Operations

(Amounts in thousands)

For the period January 10, 2024 (commencement of operations) through March 31, 2024*
(unaudited)
Investment income
Investment income	$—
Expenses
Sponsor’s Fee	531
Total Expenses	531
Less: Waivers and Reimbursement	(354)
Net Expenses	177
Net investment loss	(177)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin sold to pay Sponsor's Fee	6
Net realized gain (loss) on investment in bitcoin sold for redemptions	—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	624,982
Net realized and unrealized gain (loss)	624,988
Net increase (decrease) in net assets resulting from operations	$624,811

* No comparative financial statements have been provided as the Trust’s operations commenced on January 10, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statement of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	For the period January 10, 2024 (commencement of operations) through March 31, 2024*
	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(177)
Net realized gain (loss) on investment in bitcoin sold to pay Sponsor's Fee	6
Net change in unrealized appreciation (depreciation)	624,982
Net increase (decrease) in net assets resulting from operations	624,811

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	1,621,675
Redemptions for Shares redeemed	(2,233)
Net increase (decrease) in net assets resulting from capital share transactions	1,619,442
Total increase (decrease) in net assets from operations and capital share transactions	2,244,253
Net assets
Beginning of period	0	(1)
End of period	$2,244,253

Shares issued and redeemed
Shares issued	58,190,000
Shares redeemed	(80,000)
Net increase (decrease) in Shares issued and outstanding	58,110,000

* No comparative financial statements have been provided as the Trust’s operations commenced on January 10, 2024.

(1) Prior to commencement of operations on January 10, 2024, the Sponsor redeemed the initial seed capital of 4 shares for $200, Bitwise Investment Manager, LLC, an affiliate of the Sponsor, purchased 10,010 Shares of the Trust for $500,500 and then subsequently redeemed those shares and the Trust formally revised its NAV per Share from $50.00 per Share to $25.00 per Share.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statement of Cash Flows

(Amounts in thousands)

For the period January 10, 2024 (commencement of operations) through March 31, 2024*
(unaudited)
Cash flow from operating activities
Net increase (decrease) in Net Assets resulting from operations	$624,811
Adjustments to reconcile net increase in Net Assets resulting from operations to net cash provided by (used in) operating activities:
Cost of bitcoin purchased	(1,619,443)
Proceeds from bitcoin sold to pay Sponsor's Fee	18
Net realized (gain) loss from investment in bitcoin sold to pay Sponsor's Fee	(6)
Net change in unrealized (appreciation) on investment in bitcoin	(624,982)
Increase (Decrease) in Accrued Sponsor’s Fee	160
Net cash provided by (used in) operating activities	(1,619,442)

Cash flow from financing activities
Shares issued	1,621,675
Shares redeemed	(2,233)
Net cash provided by (used in) financing activities	1,619,442

Net increase (decrease) in cash	—
Cash, beginning of period (1)	—
Cash, end of period	$—

* No comparative financial statements have been provided as the Trust’s operations commenced on January 10, 2024.

(1) Prior to commencement of operations on January 10, 2024, the Sponsor redeemed the initial seed capital of 4 shares for $200.

The accompanying notes are an integral part of the Financial Statements.

BITWISE Bitcoin ETF

Notes to Financial Statements (Unaudited)

1. Organization

Bitwise Bitcoin ETF (the “Trust”), formerly Bitwise Bitcoin ETP Trust, is an investment trust organized on August 29, 2019, under Delaware law pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s investment objective is to seek to provide exposure to the value of bitcoin held by the Trust, less the expenses of the Trust’s operations, generally just the sponsor’s management fee. In seeking to achieve its investment objective, the Trust’s sole asset is bitcoin. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BITB,” providing investors with an efficient means to obtain market exposure to the price of bitcoin.

Bitwise Investment Advisers, LLC (the “Sponsor”) serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares, and operates the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all operating expenses (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unified management fee.

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

The Trust purchases and sells bitcoin directly and it creates or redeems its Shares in cash-settled transactions in blocks of 10,000 Shares at the Trust’s net asset value per Share and only in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). An Authorized Participant will deliver, or cause to be delivered, cash to the Trust when it purchases Shares from the Trust, and the Trust will deliver cash to an Authorized Participant, or its designee, when it redeems Shares with the Trust. Authorized Participants, and their customers, may then, in turn, offer Shares to the public at prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the net asset value of the Shares.

The Trust's registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on January 10, 2024 and the Shares of the Trust were listed on the NYSE Arca on January 11, 2024.

The statements of assets and liabilities and schedule of investment as of March 31, 2024, and the statements of operations, cash flows and changes in net assets for the period ended March 31, 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended March 31, 2024, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

Prior to commencement of operations on January 10, 2024, on November 9, 2023, Bitwise Asset Management, Inc. ("BAM"), the parent of the Sponsor, purchased 4 Shares at a per-Share price of $50.00 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Shares was made on November 9, 2023. On January 5, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased 10,010 Shares of the Trust for $500,500. On January 10, 2024, BAM redeemed the entirety of its 4 inital seed capital Shares for $200 and BIM redeemed the entirety of its 10,010 Shares for $500,500. Following the redemptions, on January 10, 2024, the Trust formally revised its NAV per Share from $50.00 per Share to $25.00 per Share. Additionally, on January 10, 2024, BIM purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at $25.00 per share. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. During January 11, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

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

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits. On December 31, 2023, the Trust held $200 in cash relating to the initial seed capital shares.

Investment Transactions and Revenue Recognition

The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investment in bitcoin. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor's Fee in bitcoin.

Investment Valuation - Principal Market NAV

US GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments held at fair value.

For financial statement reporting, the Trust identifies and determines the bitcoin principal market (or in the absence of a principal market, the most advantageous market) for US GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC 820. A principal market is the market with the greatest volume and activity level for the asset or liability. The Principal Market NAV and the Principal Market NAV per Share are calculated using the fair value of bitcoin based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for US GAAP purposes. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a quarterly basis to determine which market is its Principal Market for the purpose of calculating fair value for the creation of quarterly and annual financial statements.

Specifcally, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable Crypto Asset exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Coinbase Pro, Crypto.com, Gemini, HitBTC, Huobi, Kraken, KuCoin, OKEx, Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 pm ET for bitcoin. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3: Unobservable inputs, including the Trust's assumptions used in determining the fair value of investments, where there is little or no market activity for the asset or liability at the measurement date.

The cost basis of the investment in bitcoin recorded by the Trust for financial reporting purposes is the fair value of bitcoin at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2024*:

	Level 1	Level 2	Level 3	Total
Assets
Investments in Crypto Assets, at fair value	$2,244,413	$—	$—	$2,244,413

* No comparative period presented as the Trust commenced operations on January 10, 2024.

Calculation of Net Asset Value (NAV) and NAV per Share

On each business day, as soon as practicable after 4:00 p.m. (Eastern Time), the net asset value of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the bitcoin and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analysed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of March 31, 2024.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2024 and December 31, 2023, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2023, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and offering costs

The costs of the Trust’s organization and the initial offering of the Shares will be borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

3. Fair Value of bitcoin

As of March 31, 2024* the Trust held a net closing balance of 31,682.4133 bitcoin with a total market value of $2,241,898,895 based on the CME CF Bitcoin Reference Rate - New York Variant ("BRRNY") price of $70,761.62, used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $2,244,412,895 based on the price of a bitcoin in the principal market (Lukka Prime Rate) of $70,840.97, used to determine the Trust's Principal Market NAV.

* No comparative period presented as the Trust commenced operations on January 10, 2024.

The following represents the changes in quantity of bitcoin and the respective fair value on March 31, 2024*:

	Quantity of bitcoin	Fair Value
Beginning balance as of January 10, 2024 (commencement of operations)	0.0000	$0
bitcoin contributed	31,726.3136	1,621,676
bitcoin distributed for redemption of Shares	(43.6177)	(2,233)
bitcoin distributed for Sponsor’s Fee	(0.2826)	(18)
Net realized gain (loss) on investment in bitcoin	—	6
Change in unrealized appreciation (depreciation) on investment in bitcoin	—	624,982
Ending balance as of March 31, 2024*	31,682.4133	$2,244,413

* No comparative period presented as the Trust commenced operations on January 10, 2024.

4. Agreements

Fees, Expenses and Realized Gain (Loss)

The Trust pays the unitary Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. For the 6-month period commencing on January 11, 2024, the Sponsor has agreed to waive the entire Sponsor Fee on the first $1 billion of Trust assets until July 11, 2024.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. Except during periods during which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee will accrue daily and will be payable in bitcoin monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual shall be determined by reference to the BRRNY. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On the last day of each month, an amount of bitcoin will be transferred from the Trust Bitcoin Account to the Sponsor Bitcoin Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the BRRNY on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transfer of bitcoin to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), Exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $500,000 per annum. The Sponsor will also pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Bitcoin network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Bitcoin blockchain, any Incidental Rights and any IR Asset, any indemnification of the Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

5. Creation and Redemption of Shares

When the Trust creates or redeems its Shares, it does only in Baskets (blocks of 10,000 Shares) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000). This is called the “Basket Amount.”

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust has entered into the Cash Custody Agreement with BNY Mellon under which BNY Mellon acts as custodian of the Trust’s cash and cash equivalents. The Trust only creates or redeems its Shares at NAV.

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

Each Authorized Participant is required to be registered as a broker-dealer under the Exchange Act and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

6. Concentration of Risk

Substantially all the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Trust. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the crypto assets and blockchain technology industry; trading activity on crypto asset exchanges, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the bitcoin network, and their ability to meet user demands; manipulative trading activity on crypto asset exchanges, which, in many cases, are largely unregulated; and forks in the bitcoin network, among other things.

7. Financial Highlights*

Per Share Performance (for a Share outstanding throughout the period presented)

	For the period January 10, 2024 (commencement of operations) through March 31, 2024*
Net asset value per Share, beginning of period	$25.00	[1]
Net investment loss[2]	(0.00)	[3]
Net realized unrealized gain (loss)[4]	13.62
Net change in net assets from operations	13.62
Net asset value per Share, end of period	$38.62

Total return, at net asset value[4]	54.48%

Ratios to average net assets
Net investment loss	(0.07)%	[5]
Gross expenses	0.20%	[5]
Net expenses	0.07%	[5]

* No comparative financial statements have been presented as the Trust's operations commenced on January 10, 2024.

1.
Prior to commencement of operations on January 10, 2024, the Sponsor redeemed the initial seed capital of 4 shares for $200.
2.
Calculated using average Shares outstanding.
3.
Amount represents greater than $(0.0005).
4.
Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from the Trust.
5.
Annualized.

8. Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Trust adopted this new guidance with no material impact on its financial statements and disclosures as the Trust uses fair value as its method of accounting for Bitcoin in accordance with its classification as an investment company for accounting purposes.

9. Subsequent Events

In preparing this financial statement, the Sponsor has evaluated events and transactions for potential recognition or disclosure through the date this financial statement was available to be issued. Management has determined that there were no additional material events that would require disclosure other than that which has already been discussed in these Notes to Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements.

Trust Overview

The business and operations of the Trust are described above under Part I, Item I under the heading “Business”, which is incorporated into this Item by reference.

The Shares may also trade at a premium over, or a discount to, the NAV Per Share as a result of price volatility, trading volume and closings of the exchanges on which the Sponsor purchases Portfolio Crypto Assets on behalf of the Trust due to fraud, failure, security breaches or otherwise. As a result of the foregoing, the price of the Shares as quoted on NYSE has varied from the value of the Trust’s Portfolio Crypto Assets Per Share since the Shares were approved for quotation on January 11, 2024.

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on NYSE and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on NYSE.

BITB Premium/(Discount): BITB Share Price
vs. NAV per Share (%)
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Jan-24
Jan-24
Jan-24
Jan-24
Jan-24
Jan-24
Feb-24
Feb-24
Feb-24
Feb-24
Feb-24
Feb-24
Feb-24
Mar-24
Mar-24
Mar-24
Mar-24
Mar-24
Mar-24
Mar-24

From January 11, 2024 to March 31, 2024, the Shares of BITB traded at an average premium, based on closing prices at 4:00 pm ET, and estimated, unaudited, NAV Per Share of 0.01%. During that same period, the highest premium was 0.87% on March 1, 2024, and the lowest premium was 0.01% on January 18, 2024. During that same period, the highest discount was 0.84% on March 15, 2024, and the lowest discount was 0.01% on February 29, 2024.

The following chart shows the price of bitcoin for the period January 1, 2023 through March 31, 2024, as quoted by CF Benchmarks, using the CME CF Bitcoin Reference Rate - New York Variant (BRRNY).

Results of Operations

As of March 31, 2024* the Trust held a net closing balance of 31,682.4133 bitcoin with a total market value of $2,241,898,895 based on the CME CF Bitcoin Reference Rate - New York Variant ("BRRNY") price of $70,761.62, used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $2,244,412,895 based on the price of a bitcoin in the principal market (Lukka Prime Rate) of $70,840.97, used to determine the Trust's Principal Market NAV.

* No comparative period presented as the Trust commenced operations on January 10, 2024.

For the Three Months Ended March 31, 2024*^

Net realized and unrealized gain on investment in bitcoin for the three months ended March 31, 2024, was approximately $624,988 which includes a realized gain of $6 on the sale of bitcoins to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in bitcoin of approximately $624,982. Net realized and unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $45,852.66 per bitcoin as of January 10, 2024 (commencement of operations) to $70,761.62 per bitcoin as of March 31, 2024. Net increase in net assets resulting from operations was approximately $624,811 for the three months ended March 31, 2024, which consisted of the net realized and unrealized gain on investment in bitcoin, less the Sponsor’s Fee of $177. Net assets increased to approximately $2,244,253 on March 31, 2024, a 54.48% increase in NAV for the period. The increase in net assets resulted from the aforementioned bitcoin price appreciation, net capital transactions of approximately $1,619,442, and was reduced by the withdrawal of $177 worth of bitcoin to pay the foregoing Sponsor’s Fee.

* No comparative period presented as the Trust commenced operations on January 10, 2024.

^ Amounts displayed are in the '000s, except for per share/coin references

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

In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust. The Sponsor contractually waived the Sponsor Fee until July 11, 2024, and will of accrue at an annual rate of 0.20% of the Trust’s net assets beginning thereafter. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. See Part I, Item I under the heading “Business – Fees and Expenses” for an additional discussion of the Trust’s fees and expenses.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2023, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on a Trust’s financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of March 31, 2024, the Trust’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

This Quarterly Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly formed public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 8 Creation Units (comprising 80,000 Shares) during the quarter ended March 31, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
January 1, 2024 - January 31, 2024	0	$—
February 1, 2024 – February 29, 2024	80,000	$27.91
March 1, 2024 - March 31, 2024	0	$—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2024.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*

Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise Bitcoin ETF under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, and irrespective of any general incorporation language contained in such filings.

GLOSSARY OF DEFINED TERMS

1933 Act: The Securities Act of 1933.

Administrator: BNY Mellon.

Advisers Act: The Investment Advisers Act of 1940.

Agent Execution Model: The model whereby the Prime Execution Agent, acting in an agency capacity, conducts bitcoin purchases and sales on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement.

Authorized Participant: One that purchases or redeems Baskets from or to the Trust.

Basket: A block of 10,000 Shares used by the Trust to issue or redeem Shares.

Basket Amount: The quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000)

Benchmark Provider: CF Benchmarks Ltd.

bitcoin (lowercase): The native unit of account and medium of exchange on the Bitcoin network.

Bitcoin (uppercase): The software protocol and peer-to-peer network used for the creation, transfer and possession of bitcoin, as recorded on the Bitcoin blockchain.

Bitcoin Custodian: Coinbase Custody Trust Company, LLC, a New York New York State limited liability trust company.

Bitcoin Custody Agreement: The custody agreement between the Bitcoin Custodian and the Trust pursuant to which the Trust Bitcoin Agreement is established.

Bitcoin Trading Counterparty: The bitcoin trading counterparties that have been approved by the Sponsor.

Bitlicense: The license required by NYSDFS for virtual currency business activity conducted in New York State. The term often is used to describe the regulations promulgated under the New York Banking Law that authorize such licensing process.

BNY Mellon: The Bank of New York Mellon, a national association bank in New York that serves as the Administrator and Transfer Agent.

BRR: CME CF Bitcoin Reference Rate.

BRRNY: CME CF Bitcoin Reference Rate - New York Variant, which is calculated by CF Benchmarks Ltd. based on an aggregation of executed trade flow of major bitcoin trading platforms.

Business Day: Any day other than a day when the Exchange or the New York Stock Exchange is closed for regular trading.

Cash Custodian: BNY Mellon.

Commodity Exchange Act: Commodity Exchange Act of 1936.

CFTC: Commodity Futures Trading Commission, an independent agency with the mandate to regulate commodity futures and options in the U.S.

CME: The Chicago Mercantile Exchange.

CME CF Bitcoin Reference Rate - New York Variant: The CF Bitcoin-Dollar US Settlement Price, a reference rate published by the CME Group that calculates the U.S. dollar price of one bitcoin as of 4:00 p.m. New York time on each calendar day on constituent crypto asset trading platforms.

CME Bitcoin Real Time Price: The CME CF Bitcoin Real Time Index, a pricing index continuously published by the CME Group at one second intervals that calculates the U.S. dollar price of one bitcoin on constituent crypto asset trading platforms.

Code: Internal Revenue Code of 1986.

Constituent Platform: The major bitcoin trading platforms that serve as the pricing sources for the calculation of the CME CF Bitcoin Reference Rate – New York Variant and CME CF Bitcoin Real Time Index.

Cryptocurrency: A token such as bitcoin that is the native asset of a crypto asset network.

Crypto asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public private key cryptography or similar cryptographic credentials.

DTC: The Depository Trust Company. DTC will act as the securities depository for the Shares.

DTC Participant: An entity that has an account with DTC.

DSTA: Delaware Statutory Trust Act.

ERISA: Employee Retirement Income Security Act of 1974.

EST: Eastern Standard Time.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934.

FDIC: Federal Deposit Insurance Corporation.

FinCEN: The Financial Crimes Enforcement Network, a bureau of the U.S. Department of Treasury with the mandate to regulate financial institutions such as money services businesses in the U.S.

FINRA: Financial Industry Regulatory Authority, formerly the National Association of Securities Dealers.

Forked Asset: The crypto asset resulting from a “hard fork” that is not bitcoin, as determined by the Sponsor in its discretion as set forth in the Trust Agreement. The holder of bitcoin at the time of a Network Fork may use its Bitcoin network private key to access the Forked Asset on the new network, typically through the use of the modified version of the Bitcoin network software that created the Network Fork (or the legacy version of the Bitcoin network software if the new version is determined to be Bitcoin).

GAAP: The generally accepted accounting principles of the United States.

Incidental Right: A right to receive a benefit of a fork or airdrop.

Indemnified Person” means the Trustee or any officer, affiliate, director, employee, or agent of the Trustee, for the purposes of indemnification provisions of the Trust Agreement.

Indirect Participants: Banks, brokers, dealers and trust companies that clear through or maintain a custodial relationship with a DTC Participant, either directly or indirectly.

Insignificant Participation Exception: An exception to the designation of certain assets under the Plan Asset Rules, where the investment by all benefit plan investors relating to such assets is not significant or other exceptions apply.

Investment Company Act: Investment Company Act of 1940.

IRA: An individual retirement account that is a tax-qualified retirement plan under the Code.

IR Asset: Any crypto asset acquired through an Incidental Right.

IRS: U.S. Internal Revenue Service.

ITV: Indicative Trust Value.

JOBS Act: The Jumpstart Our Business Startups Act.

Listing Application: The application for approval of a proposed rule change to list and trade Shares of the Bitwise Bitcoin ETP Trust under NYSE Arca Rule 8.201-E, as filed with the SEC by the Exchange on June 28, 2023, and subsequently amended on September 25, 2023 and January 5, 2024.

Losses: The losses, claims, taxes, damages, reasonable expenses, and liabilities (including liabilities under State or federal securities laws) of any kind and nature whatsoever of an Indemnified Person or Sponsor Indemnified Party, as applicable, that are eligible for indemnification pursuant to the Trust Agreement.

Marketing Agent: Foreside Financial Services, LLC.

NAV: Net asset value of the Trust, which is a Non-GAAP metric and is determined each business day by valuing the Trust’s bitcoin using the BRRNY, less the Trust’s accrued but unpaid expenses.

Network Fork: A proposed change to the open-source software and protocols of the Bitcoin network that results in the creation of two versions of the Bitcoin network – the version running the unmodified software and the version running the modified version. To the extent that a Network Fork creates Bitcoin networks or Bitcoin blockchains that are not interoperable, the Network Fork is referred to as a “hard fork” and results in separate Bitcoin networks with independent bitcoin assets and Bitcoin blockchains that diverge from the point of adoption of the Network Fork.

NYSDFS: The New York State Department of Financial Services, a state agency that regulates financial institutions under New York Banking Law.

OFAC: The Office Foreign Assets Control.

OTC: Over-the-counter, which refers to transactions that occur bilaterally between a purchaser and a seller, rather than through an exchange or clearing house.

Plan: An “employee benefit plan” as defined in, and subject to the fiduciary responsibility provisions of, ERISA or of a “plan” as defined in and subject to Section 4975 of the Code.

Plan Asset Rules: Rules promulgated pursuant to ERISA for determining when an investment by a Plan in an entity will result in the underlying assets of such entity being assets of the Plan for purposes of ERISA and Section 4975 of the Code.

Plan Fiduciaries: Fiduciaries with investment discretion over a Plan.

Prime Execution Agent: Coinbase Inc.

Prime Execution Agreement: The agreement between Coinbase Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase Inc., and its affiliates, will open and maintain a prime broker account and provide services relating to trade execution.

Principal Market NAV: The net asset value of the Trust determined on a GAAP basis.

Publicly-Offered Security Exception: An exception to the designation of certain assets under the Plan Asset Rules, where such assets are publicly-offered securities.

Purchase Order: An order to purchase one or more Baskets.

Purchase Order Cut-Off Time: The time at which Purchase Orders must be placed on a Business Day for that Business Day to constitute the Purchase Order Date.

Purchase Order Date: The Business Day on which a Purchase Order is accepted by the Transfer Agent.

Redemption Order: An order to redeem one or more Baskets.

Redemption Order Cut-Off Time: The time at which Redemption Orders must be placed on a Business Day for that Business Day to constitute the Redemption Order Date.

Redemption Order Date: The Business Day on which a Redemption Order is accepted by the Transfer Agent.

Register: The record of all Shareholders and holders of the Shares in certificated form kept by the Transfer Agent.

SEC: The U.S. Securities and Exchange Commission, an independent agency with the mandate to regulate securities offerings and markets in the U.S.

Seed Shares: The four (4) Shares used to seed the Trust.

Seed Capital Investor: Bitwise Asset Management, Inc.

Shares: Common shares representing units of undivided beneficial ownership of the Trust.

Shareholders: Holders of Shares.

Sponsor: Bitwise Investment Advisers, LLC, a Delaware limited liability company, which controls the investments and other decisions of the Trust.

Sponsor Agreement: The agreement between the Sponsor and the Trust.

Sponsor Bitcoin Account: The custody account in the name of the Sponsor held with the Bitcoin Custodian, in which the Sponsor will receive payment in bitcoin of its management fee from the Trust Bitcoin Account.

Sponsor Indemnified Party: The Sponsor and its shareholders, members, directors, officers, employees, Affiliates and subsidiaries, for the purposes of indemnification under the Trust Agreement.

Trade Credit: The Trust may borrow bitcoin or cash as a credit on a short-term basis from the Trade Credit Lender pursuant to the Trade Financing Agreement.

Trade Credit Lender: Coinbase Credit, Inc.

Trade Financing Agreement: The Coinbase Post-Trade Financing Agreement.

Transfer Agent: BNY Mellon.

Trust: The Bitwise Bitcoin ETF.

Trust Agreement: The Amended and Restated Declaration of Trust and Trust Agreement of Bitwise Bitcoin ETF, entered into by the Sponsor and the Trustee.

Trust Bitcoin Account: The custody account in the name of the Trust held with the Bitcoin Custodian, in which Trust Bitcoin Account the Trust’s bitcoin assets will be held.

Trust-Directed Trade Model: The model whereby the Sponsor purchases and sells bitcoin through the use of a Bitcoin Trading Counterparty.

Trustee: Delaware Trust Company, a Delaware trust company.

U.S.: The United States of America.

U.S. Treasury Department: The United States Department of the Treasury.

You: The owner or holder of Shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Bitwise Investment Advisers, LLC, as Sponsor of Bitwise Bitcoin ETF

By:	/s/ Hunter Horsley
Hunter Horsley
President
(Principal Executive Officer)*

By:	/s/ Paul Fusaro
Paul Fusaro
Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)*

Date: May 13, 2024

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.