Form 10-Q
period 2024-06-30
Bitwise Bitcoin ETF
filed 2024-08-08
CIK 1763415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024.

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

The registrant had 69,910,000 outstanding shares as of August 8, 2024.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” that generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the crypto asset markets, the operations of Bitwise Bitcoin ETF (the “Trust”), Bitwise Investment Advisers, LLC’s (the “Sponsor”) plans, and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

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

Should one or more of these risks discussed in the section entitled “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions.

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

Bitwise Bitcoin ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

BITWISE BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	June 30, 2024	December 31, 2023*
	(unaudited)
Assets
Investment in bitcoin, at fair value (cost $1,999,478)	$2,249,899	$—
Capital shares receivable	—	—
Cash	—	0	(1)
Total assets	2,249,899	—

Liabilities
Bitcoin purchased payable	—	—
Sponsor Fee payable	241	—
Total liabilities	241	—

Net Assets	$2,249,658	$0	(1)

Shares issued and outstanding, no par value, unlimited amount authorized	68,850,000	4	(2)
Net asset value per Share	$32.67	$50.00	(2)

* As of December 31, 2023, the Trust held initial seed capital amounting to $200 in cash.

(1) Amount represents less than $500.

(2) Prior to commencement of operations on January 10, 2024, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, redeemed the initial seed capital of 4 shares for $200.

The accompanying notes are an integral part of the Financial Statements.

BITWISE BITCOIN ETF

SCHEDULE OF INVESTMENT

(Amounts in thousands, except quantity of bitcoin and percentages)

June 30, 2024*

(unaudited)	Quantity			% of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	37,528.2763	$1,999,478	$2,249,899	100.01%
Total Investment		$1,999,478	2,249,899	100.01
Liabilities in excess of other assets			(241)	(0.01)
Net Assets			$2,249,658	100.00%

* No comparative period presented as the Trust commenced operations on January 10, 2024.

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Operations

(Amounts in thousands)

	Three months ended June 30, 2024	For the period January 10, 2024 (commencement of operations) through June 30, 2024*
	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	1,147	1,678
Total Expenses	1,147	1,678
Less: Waivers and Reimbursement	(497)	(851)
Net Expenses	650	827
Net investment loss	(650)	(827)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	228	234
Net realized gain (loss) on investment in bitcoin sold for redemptions	(24,202)	(24,202)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(374,561)	250,421
Net realized and unrealized gain (loss)	(398,535)	226,453
Net increase (decrease) in net assets resulting from operations	$(399,185)	$225,626

* No comparative financial statements have been provided as the Trust’s operations commenced on January 10, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	Three months ended June 30, 2024	For the period January 10, 2024 (commencement of operations) through June 30, 2024*
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(650)	$(827)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	228	234
Net realized gain (loss) on investment in bitcoin sold for redemptions	(24,202)	(24,202)
Net change in unrealized appreciation (depreciation)	(374,561)	250,421
Net increase (decrease) in net assets resulting from operations	(399,185)	225,626

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	613,110	2,234,785
Redemptions for Shares redeemed	(208,520)	(210,753)
Net increase (decrease) in net assets resulting from capital share transactions	404,590	2,024,032
Total increase (decrease) in net assets from operations and capital share transactions	5,405	2,249,658
Net assets
Beginning of period	2,244,253	0	(1)
End of period	$2,249,658	$2,249,658

Shares issued and redeemed
Shares issued	16,790,000	74,980,000
Shares redeemed	(6,050,000)	(6,130,000)
Net increase (decrease) in Shares issued and outstanding	10,740,000	68,850,000

* No comparative financial statements have been provided as the Trust’s operations commenced on January 10, 2024.

(1) Prior to commencement of operations on January 10, 2024, BAM redeemed the initial seed capital of 4 shares for $200, Bitwise Investment Manager, LLC, an affiliate of the Sponsor, purchased 10,010 Shares of the Trust for $500,500 and then subsequently redeemed those shares and the Trust formally revised its NAV per Share from $50.00 per Share to $25.00 per Share.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statement of Cash Flows

(Amounts in thousands)

For the period January 10, 2024 (commencement of operations) through June 30, 2024*
(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$225,626
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(2,195,061)
Proceeds from bitcoin sold	171,615
Net realized (gain) loss from investment in bitcoin transferred to pay Sponsor Fee	(234)
Net realized (gain) loss from investment in bitcoin sold for redemptions	24,202
Net change in unrealized (appreciation) on investment in bitcoin	(250,421)
Increase (Decrease) in Sponsor Fee payable	241
Net cash provided by (used in) operating activities	(2,024,032)

Cash flow from financing activities
Shares issued	2,234,785
Shares redeemed	(210,753)
Net cash provided by (used in) financing activities	2,024,032

Net increase (decrease) in cash	—
Cash, beginning of period (1)	—
Cash, end of period	$—

Supplemental disclosure of noncash operating activities
Transfer of bitcoin to pay for Sponsor Fee	$586

* No comparative financial statements have been provided as the Trust’s operations commenced on January 10, 2024.

(1) Prior to commencement of operations on January 10, 2024, BAM redeemed the initial seed capital of 4 shares for $200.

The accompanying notes are an integral part of the Financial Statements.

BITWISE Bitcoin ETF

Notes to Financial Statements
June 30, 2024 (Unaudited)

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

Bitwise Investment Advisers, LLC (the “Sponsor”) serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares, and operates the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all normal operating expenses of the Trust (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee and may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $500,000 per annum. The Sponsor also paid the costs of the Trust’s organization.

Delaware Trust Company acts as the trustee of the Trust (the “Trustee”) for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”) that the Trust have at least one trustee with a principal place of business in the State of Delaware.

The Trust purchases and sells bitcoin directly and it creates or redeems its Shares in cash-settled transactions in blocks of 10,000 Shares at the Trust’s net asset value (“NAV”) per Share and only in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). An Authorized Participant will deliver, or cause to be delivered, cash to the Trust when it purchases Shares from the Trust, and the Trust will deliver cash to an Authorized Participant, or its designee, when it redeems Shares with the Trust. Authorized Participants, and their customers, may then, in turn, offer Shares to the public at prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares.

The Trust's registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on January 10, 2024 and the Shares of the Trust were listed on the Exchange on January 11, 2024.

The statements of assets and liabilities and schedule of investment as of June 30, 2024, and the statements of operations, cash flows and changes in net assets for the period ended June 30, 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended June 30, 2024, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

Prior to the commencement of operations on January 10, 2024, on November 9, 2023, BAM purchased 4 Shares at a per-Share price of $50.00 for $200 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act. Delivery of the Seed Shares was made on November 9, 2023. On January 5, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased 10,010 Shares of the Trust at a per-Share price of $50.00 for $500,500. On January 10, 2024, BAM redeemed the entirety of its 4 inital Seed Shares for $200 and BIM redeemed the entirety of its 10,010 Shares for $500,500. Following the redemptions, on January 10, 2024, the Trust formally revised its NAV per Share from $50.00 per Share to $25.00 per Share. Additionally, on January 10, 2024, BIM purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at $25.00 per Share. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. During January 11, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements.

Basis of presentation

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

Indemnifications

In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Trust’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.

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

Investment Transactions and Revenue Recognition

The Trust records its investment transactions on a trade date basis and changes in fair value are reflected as net change in unrealized appreciation or depreciation on investment in bitcoin. Realized gains and losses are calculated using the specific identification method. Realized gains and losses are recognized in connection with transactions including settling obligations for the Sponsor Fee in bitcoin.

Investment Valuation - Principal Market NAV

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments held at fair value.

For financial statement reporting, the Trust identifies and determines the bitcoin principal market (or in the absence of a principal market, the most advantageous market) for U.S. GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC Topic 820. A principal market is the market with the greatest volume and activity level for the asset or liability. The Principal Market NAV and the Principal Market NAV per Share are calculated using the fair value of bitcoin based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for U.S. GAAP purposes. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a quarterly basis to determine which market is its Principal Market for the purpose of calculating fair value for the creation of quarterly and annual financial statements.

Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable Crypto Asset exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Coinbase Pro, Crypto.com, Gemini, HitBTC, Huobi, Kraken, KuCoin, OKEx, Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 p.m. ET for bitcoin. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The Principal Market and the Principal Market Price for bitcoin that comprised the majority of the Trust’s assets for the three-month period ended June 30, 2024 was Coinbase with a price of $59,952.11.

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

Given that bitcoins are actively traded and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The following summarizes the Trust’s assets accounted for at fair value at June 30, 2024* (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$2,249,899	$—	$—	$2,249,899

* No comparative period presented as the Trust commenced operations on January 10, 2024.

Calculation of Net Asset Value (NAV) and NAV per Share

On each business day, as soon as practicable after 4:00 p.m. ET, the net asset value of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the bitcoin and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of June 30, 2024.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2024 and December 31, 2023, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2024, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and offering costs

The costs of the Trust’s organization and the initial offering of the Shares will be borne directly by the Sponsor. The Trust will not be obligated to reimburse the Sponsor.

3. Fair Value of bitcoin

As of June 30, 2024* the Trust held a net closing balance of 37,528.2763 bitcoin with a total market value of $2,264,087,289 based on the CME CF Bitcoin Reference Rate - New York Variant ("BRRNY") price of $60,330.17, used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $2,249,899,349 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Coinbase) of $59,952.11, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of bitcoin and the respective fair value on June 30, 2024*:

	Quantity of bitcoin	Fair Value (amounts in thousands)
Beginning balance as of January 10, 2024 (commencement of operations)	0.0000	$0
Purchases	40,262.6503	2,195,061
Sales for the redemption of Shares	(2,725.4216)	(171,029)
Bitcoin transferred for Sponsor Fee	(8.9524)	(586)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	—	234
Net realized gain (loss) on investment in bitcoin sold for redemptions	—	(24,202)
Change in unrealized appreciation (depreciation) on investment in bitcoin	—	250,421
Ending balance as of June 30, 2024*	37,528.2763	$2,249,899

* No comparative period presented as the Trust commenced operations on January 10, 2024.

4. Related Party Transactions and Agreements

Fees, Expenses and Realized Gain (Loss)

The Trust pays the unitary management fee of 0.20% per annum of the Trust’s bitcoin holdings (the “Sponsor Fee”). For the six-month period commencing on January 11, 2024, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through July 10, 2024.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. Except during periods when all or a portion of the Sponsor Fee is being waived, the Sponsor Fee will accrue daily and will be payable in bitcoin monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual shall be determined by reference to the BRRNY. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On the last day of each month, an amount of bitcoin will be transferred from the Trust Bitcoin Account to the Sponsor Bitcoin Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the BRRNY on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transfer of bitcoin to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), Exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

See Note 1 for further discussion on related party capital transactions. As of June 30, 2024, the Sponsor owned no Shares of the Trust.

5. Creation and Redemption of Shares

When the Trust creates or redeems its Shares, it does so only in Baskets (blocks of 10,000 Shares) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000). This is called the “Basket Amount.”

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

Coinbase Custody Trust Company, LLC (the “Custodian”) serves as the Trust’s Custodian for bitcoin for which qualified custody is available. The Custodian is subject to change in the sole discretion of the Sponsor. At June 30, 2024, bitcoin of approximately $2,249,899,349 was held by the Custodian. No comparative period presented as the Trust commenced operations on January 10, 2024.

7. Financial Highlights*

Per Share Performance (for a Share outstanding throughout the periods presented)

	Three months ended June 30, 2024	For the period January 10, 2024 (commencement of operations) through June 30, 2024*
Net asset value per Share, beginning of period	$38.62	$25.00
Net investment loss [1]	(0.01)	(0.02)
Net realized unrealized gain (loss) [2]	(5.94)	7.69
Net change in net assets from operations	(5.95)	7.67
Net asset value per Share, end of period	$32.67	$32.67

Total return, at net asset value [2]	(15.41)%	30.68%

Ratios to average net assets [3]
Net investment loss	(0.11)%	(0.10)%
Gross expenses	0.20%	0.20%
Net expenses	0.11%	0.10%

* No comparative financial statements have been presented as the Trust's operations commenced on January 10, 2024.

1.
Calculated using average Shares outstanding.
2.
Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of share transactions from the Trust.
3.
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

Trust Overview

Bitwise Bitcoin ETF (the “Trust”) is a Delaware statutory trust formed on August 29, 2019.The Trust issues common shares (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Trust. The Shares are listed on the NYSE Arca Inc. (the “Exchange”) under the ticker symbol “BITB.” The Trust’s commencement of operations was January 11, 2024.

The Trust’s investment objective is to seek to provide shareholders of the Trust (“Shareholders”) with exposure to the value of bitcoin held by the Trust that is reflective of the actual bitcoin market in which investors can purchase or sell bitcoin, less the expenses of the Trust’s operations and other liabilities. In seeking to achieve its investment objective, the Trust holds bitcoin and establishes its net asset value (“NAV") by reference to the CME CF Bitcoin Reference Rate - New York Variant (“BRRNY”). The BRRNY was designed to provide a daily, 4:00 p.m. New York time reference rate of the U.S. dollar price of one bitcoin and is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”) based on an aggregation of executed trade flow of several large bitcoin trading platforms (“Constituent Platforms”).

The Shares may trade at a premium over, or a discount to, the NAV per Share as a result of price volatility, trading volume and closings of the exchanges on which the Sponsor purchases bitcoins on behalf of the Trust due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of bitcoin. As a result of the foregoing, the price of the Shares as quoted on NYSE has varied from the value of the Trust’s NAV per Share since the Shares were approved for quotation on January 11, 2024.

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on the Exchange and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on the Exchange.

BITB Premium/(Discount): BITB Share Price vs. NAV per Share (%)
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Jan-24
Jan-24
Jan-24
Jan-24
Feb-24
Feb-24
Feb-24
Feb-24
Feb-24
Mar-24
Mar-24
Mar-24
Mar-24
Mar-24
Apr-24
Apr-24
Apr-24
Apr-24
Apr-24
May-24
May-24
May-24
May-24
May-24
Jun-24
Jun-24
Jun-24
Jun-24
Jun-24

From January 11, 2024 to June 30, 2024, the Shares of the Trust traded at an average premium, based on closing prices at 4:00 p.m. ET, and estimated, unaudited, NAV per Share of 0.01%. During that same period, the highest premium was 1.17% on May 20, 2024, and the lowest premium was 0.01% on January 18, 2024. During that same period, the highest discount was 1.79% on May 1, 2024, and the lowest discount was 0.002% on June 25, 2024.

The following chart shows the price of bitcoin for the period January 1, 2023 through June 30, 2024, as quoted by the Benchmark Provider, using the BRRNY.

Results of Operations

As of June 30, 2024* the Trust held a net closing balance of 37,528.2763 bitcoin with a total market value of $2,264,087,289 based on the BRRNY price of $60,330.17, used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $2,249,899,349 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Coinbase) of $59,952.11, used to determine the Trust's Principal Market NAV.

* No comparative period presented as the Trust commenced operations on January 10, 2024.

For the Three Months Ended June 30, 2024*^

Net realized and unrealized loss on investment in bitcoin for the three months ended June 30, 2024, was approximately $398,535 which includes a realized gain of $228 on the sale of bitcoins to pay the Sponsor Fee, net realized loss on investment in bitcoin sold for redemptions of $24,202 and net change in unrealized depreciation on investment in bitcoin of approximately $374,561. Net realized and unrealized loss on investment in bitcoin for the period was driven by bitcoin price depreciation from $70,761.62 per bitcoin as of March 31, 2024 to $60,330.17 per bitcoin as of June 30, 2024. Net decrease in net assets resulting from operations was approximately $399,185 for the three months ended June 30, 2024, which consisted of the net realized and unrealized loss on investment in bitcoin of $398,535, plus the Sponsor Fee of $650. Net assets increased to approximately $2,249,658 on June 30, 2024, a 15.51% increase in NAV for the period. The increase in net assets resulted from net capital share transactions of approximately $404,590, and was reduced by the withdrawal of $650 worth of bitcoin to pay the foregoing Sponsor Fee and the aforementioned bitcoin price depreciation.

For the Six Months ended June 30, 2024*^

Net realized and unrealized gain on investment in bitcoin for the six months ended June 30, 2024, was approximately $226,453 which includes a realized gain of $234 on the sale of bitcoins to pay the Sponsor Fee, net realized loss on investment in bitcoin sold for redemptions of $24,202 and net change in unrealized appreciation on investment in bitcoin of approximately $250,421. Net realized and unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $45,852.66 per bitcoin as of January

10, 2024 (commencement of operations) to $60,330.17 per bitcoin as of June 30, 2024. Net increase in net assets resulting from operations was approximately $225,626 for the six months ended June 30, 2024, which consisted of the net realized and unrealized gain on investment in bitcoin of $226,453, less the Sponsor Fee of $827. Net assets increased to approximately $2,249,658 on June 30, 2024, a 30.68% increase in NAV for the period. The increase in net assets resulted from the aforementioned bitcoin price appreciation, net capital share transactions of approximately $2,024,032, and was reduced by the withdrawal of $827 worth of bitcoin to pay the foregoing Sponsor Fee.

* No comparative period presented as the Trust commenced operations on January 10, 2024.

^ Amounts displayed are in the '000s, except for per share/coin references

Liquidity and Capital Resources

The Sponsor waived the Sponsor Fee on the first $1 billion of Trust assets through July 10, 2024, and has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), Exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Bitcoin network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Bitcoin blockchain, any Incidental Rights and any IR Asset), any indemnification of the Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

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

No material changes have occurred during the six months ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, the Trust is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of June 30, 2024, the Trust’s disclosure controls and procedures were effective.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 605 Baskets (comprising 6,050,000 Shares) during the quarter ended June 30, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
January 1, 2024 – January 31, 2024	—	$—
February 1, 2024 – February 29, 2024	80,000	27.91
March 1, 2024 – March 31, 2024	—	—
April 1, 2024 – April 30, 2024	980,000	33.81
May 1, 2024 – May 31, 2024	2,320,000	33.03
June 1, 2024 – June 30, 2024	2,750,000	$35.91

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement" (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended June 30, 2024.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description of Document
3.1	First Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1/A filed by the registrant on December 29, 2023.
3.2	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A filed by the registrant on December 29, 2023.
3.3	Certificate of Amendment to Certificate of Trust incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1/A filed by the registrant on December 29, 2023.
3.4	Certificate of Amendment to Certificate of Trust incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1/A filed by the registrant on December 29, 2023.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*

Certification by Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Quarterly Report, including the consolidated financial statements and related notes.

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

BAM: Bitwise Asset Management, Inc., the parent company of the Sponsor.

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

BNY Mellon: The Bank of New York Mellon, a national association bank in New York that serves as the Administrator and Transfer Agent.

BRR: CME CF Bitcoin Reference Rate.

BRRNY: CME CF Bitcoin Reference Rate - New York Variant, calculated by CF Benchmarks Ltd.and published by the CME Group, is the CF Bitcoin-Dollar US Settlement Price that determines the U.S. dollar price of one bitcoin as of 4:00 p.m. New York time daily, based on aggregated executed trade flows from major bitcoin trading platforms.

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

DTC: The Depository Trust Company, the securities depository for the Shares.

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

Indemnified Person: The Trustee or any officer, affiliate, director, employee, or agent of the Trustee, for the purposes of indemnification provisions of the Trust Agreement.

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

Prime Execution Agent: Coinbase Inc., an affiliate of the Bitcoin Custodian.

Prime Execution Agreement: The agreement between Coinbase Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase Inc., and its affiliates, agree to open and maintain a prime broker account and provide services relating to trade execution.

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

Sponsor Bitcoin Account: The custody account in the name of the Sponsor held with the Bitcoin Custodian, in which the Sponsor receives payment in bitcoin of its management fee from the Trust Bitcoin Account.

Sponsor Indemnified Party: The Sponsor and its shareholders, members, directors, officers, employees, Affiliates and subsidiaries, for the purposes of indemnification under the Trust Agreement.

Sponsor Fee: The unitary management fee of 0.20% per annum of the Trust’s bitcoin holdings the Trust agreed to pay to the Sponsor.

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

Trust Bitcoin Account: The custody account in the name of the Trust held with the Bitcoin Custodian, in which Trust Bitcoin Account the Trust’s bitcoin assets are held.

Trust-Directed Trade Model: The model whereby the Sponsor purchases and sells bitcoin through the use of a Bitcoin Trading Counterparty.

Trustee: Delaware Trust Company, a Delaware trust company.

U.S.: The United States of America.

U.S. Treasury Department: The United States Department of the Treasury.

You: The owner or holder of Shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Bitwise Investment Advisers, LLC, as Sponsor of Bitwise Bitcoin ETF

By:	/s/ Hunter Horsley
Hunter Horsley
President
(Principal Executive Officer)*

By:	/s/ Paul Fusaro
Paul Fusaro
Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)*

Date: August 8, 2024

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.