Form 10-Q
period 2024-09-30
Bitwise Bitcoin ETF
filed 2024-11-08
CIK 1763415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024.

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

The registrant had 74,290,000 outstanding shares as of November 6, 2024.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Bitwise Bitcoin ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the crypto asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to, any risk factors described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors or other sections of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2024.

Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

•
the special considerations discussed in this Quarterly Report, including the regulatory and tax treatment of the transaction contemplated by that certain Asset Purchase and Contribution Agreement (the “Asset Purchase Agreement”) entered into by and among the Trust, the Sponsor, Osprey Bitcoin Trust (the “Osprey Trust”) and Osprey Funds, LLC, the sponsor of the Osprey Trust, on August 26, 2024 (the “Asset Purchase”);
•
the ability of the Trust and the Osprey Fund to consummate the Asset Purchase, including the satisfaction or waiver (if applicable) of the conditions to the Asset Purchase Agreement, including, among others, (i) effectiveness of the registration statement on Form S-1 the Trust filed with the SEC on October 8, 2024; and (ii) receipt of approval for listing and trading on the NYSE Arca, Inc., the Shares of the Trust to be issued in connection with the asset purchase;
•
the extreme volatility of trading price that bitcoin has experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares of the Trust;
•
the recentness of the development of bitcoin and other crypto assets, and the uncertain medium-to-long term value of the Shares due to a number of factors relating to the capabilities and technology developments regarding the use of bitcoin and other crypto assets and to the fundamental investment characteristics of bitcoin and other crypto assets;
•
the value of the Shares depending on the acceptance of bitcoin and blockchain technologies, a new and rapidly evolving industry;
•
the unregulated nature and lack of transparency surrounding the operations of blockchain technologies and crypto assets, which may adversely affect the value of bitcoin and the Shares;
•
the limited history of the Trust;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s NAV per-share;
•
changes in laws or regulations, or actions taken by governmental authorities or U.S. federal or state regulatory bodies, including the SEC and the Commodity Futures Trading Commission, that may affect the value of the Shares or restrict the use of bitcoin or other crypto assets, the mining activity or the operation of Bitcoin network, or the bitcoin market in a manner that adversely affects the value of the Shares;
•
the possibility that the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Trust or the Sponsor and also result in decreased liquidity for the Shares;
•
regulatory changes or interpretations that could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;

•
potential conflicts of interest that may arise among the Sponsor or its affiliates and the Trust;
•
the Trust’s reliance on the security, stability, and performance of its service providers, including the Bitcoin Custodian, Cash Custodian, Prime Execution Agent, and other intermediaries, which may be subject to operational failures, conflicts of interest, and regulatory actions, potentially adversely affecting its operations and the value of the Shares;
•
general economic, market and business conditions, and political developments, including, without limitation, global pandemics and the societal and government responses thereto, which could negatively impact the value of the Trust’s holdings in bitcoin and significantly disrupt its operations; and
•
any additional risk factors discussed in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, as well as those described from time to time in the Trust’s future reports filed with the SEC.

All the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the Shares.

Should one or more of these risks discussed in the section entitled “Risk Factors” or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

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

Bitwise Bitcoin ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

BITWISE BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per-share amounts)

	September 30, 2024	December 31, 2023*
	(unaudited)
Assets
Investment in bitcoin, at fair value (cost $2,068,421)	$2,502,767	$—
Bitcoin sold receivable	9,672	—
Cash	—	0	(1)
Total assets	2,512,439	—

Liabilities
Capital shares payable	9,672	—
Sponsor Fee payable	371	—
Total liabilities	10,043	—

Net Assets	$2,502,396	$0	(1)

Shares issued and outstanding, no par value, unlimited amount authorized	72,380,000	4	(2)
Net asset value per share (3)	$34.57	$50.00	(2)

* As of December 31, 2023, the Trust held initial seed capital amounting to $200 in cash.

(1) Amount represents less than $500.

(2) Prior to commencement of operations on January 10, 2024, Bitwise Asset Management, Inc. ("BAM"), the parent company of the Sponsor, redeemed the initial seed capital of 4 shares for $200.

(3) Net asset value per share calculated using the principal market valuation as of the date of the financial statements.

The accompanying notes are an integral part of the Financial Statements.

BITWISE BITCOIN ETF

SCHEDULE OF INVESTMENT

(Amounts in thousands, except quantity of bitcoin and percentages)

September 30, 2024 (Unaudited)*

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	39,435.5408	$2,068,421	$2,502,767	100.01%
Total Investment		$2,068,421	2,502,767	100.01
Liabilities in excess of other assets			(371)	(0.01)
Net Assets			$2,502,396	100.00%

* No comparative period presented as the Trust commenced operations on January 10, 2024.

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Operations

(Amounts in thousands)

	Three months ended September 30, 2024	For the period January 10, 2024 (commencement of operations) through September 30, 2024*
	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	1,170	2,848
Total Expenses	1,170	2,848
Less: Waivers and Reimbursement	(55)	(906)
Net Expenses	1,115	1,942
Net investment loss	(1,115)	(1,942)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	359	593
Net realized gain (loss) on investment in bitcoin sold for redemptions	(49,002)	(73,204)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	183,925	434,346
Net realized and unrealized gain (loss)	135,282	361,735
Net increase (decrease) in net assets resulting from operations	$134,167	$359,793

* No comparative financial statements have been provided as the Trust’s operations commenced on January 10, 2024.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	Three months ended September 30, 2024	For the period January 10, 2024 (commencement of operations) through September 30, 2024*
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(1,115)	$(1,942)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	359	593
Net realized gain (loss) on investment in bitcoin sold for redemptions	(49,002)	(73,204)
Net change in unrealized appreciation (depreciation)	183,925	434,346
Net increase (decrease) in net assets resulting from operations	134,167	359,793

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	609,099	2,843,884
Redemptions for Shares redeemed	(490,528)	(701,281)
Net increase (decrease) in net assets resulting from capital share transactions	118,571	2,142,603
Total increase (decrease) in net assets from operations and capital share transactions	252,738	2,502,396
Net assets
Beginning of period	2,249,658	0	(1)
End of period	$2,502,396	$2,502,396

Shares issued and redeemed
Shares issued	18,100,000	93,080,000
Shares redeemed	(14,570,000)	(20,700,000)
Net increase (decrease) in Shares issued and outstanding	3,530,000	72,380,000

* No comparative financial statements have been provided as the Trust’s operations commenced on January 10, 2024.

(1) Prior to commencement of operations on January 10, 2024, BAM redeemed the initial seed capital of 4 shares for $200.00, Bitwise Investment Manager, LLC, an affiliate of the Sponsor, purchased 10,010 Shares of the Trust for $500,500 and then subsequently redeemed those shares and the Trust formally revised its NAV per-share from $50.00 per-share to $25.00 per-share.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statement of Cash Flows

(Amounts in thousands)

For the period January 10, 2024 (commencement of operations) through September 30, 2024*
(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$359,793
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(2,750,279)
Proceeds from bitcoin sold	609,247
Net realized (gain) loss from investment in bitcoin transferred to pay Sponsor Fee	(593)
Net realized (gain) loss from investment in bitcoin sold for redemptions	73,204
Net change in unrealized (appreciation) on investment in bitcoin	(434,346)
Increase (Decrease) in Sponsor Fee payable	371
Net cash provided by (used in) operating activities	(2,142,603)

Cash flow from financing activities
Creations for Shares issued	2,843,884
Redemptions for Shares redeemed	(701,281)
Net cash provided by (used in) financing activities	2,142,603

Net increase (decrease) in cash	—
Cash, beginning of period (1)	—
Cash, end of period	$—

Supplemental disclosure of noncash operating activities
Transfer of bitcoin to pay for Sponsor Fee	$1,571

* No comparative financial statements have been provided as the Trust’s operations commenced on January 10, 2024.

(1) Prior to commencement of operations on January 10, 2024, BAM redeemed the initial seed capital of 4 shares for $200.

The accompanying notes are an integral part of the Financial Statements.

BITWISE Bitcoin ETF

Notes to Financial Statements
September 30, 2024 (Unaudited)

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

Bitwise Investment Advisers, LLC (the “Sponsor”) serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares, and operates the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all normal operating expenses of the Trust (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee (the “Sponsor Fee”) and may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also paid the costs of the Trust’s organization.

Delaware Trust Company acts as the trustee of the Trust (the “Trustee”) for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”) which requires that the Trust have at least one trustee with a principal place of business in the State of Delaware.

The Trust purchases and sells bitcoin directly and it creates or redeems its Shares in cash-settled transactions in blocks of 10,000 Shares at the Trust’s net asset value (“NAV”) per-share and only in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). An Authorized Participant will deliver, or cause to be delivered, cash to the Trust when it purchases Shares from the Trust, and the Trust will deliver cash to an Authorized Participant, or its designee, when it redeems Shares with the Trust. Authorized Participants, and their customers, may then, in turn, offer Shares to the public at prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares.

The Trust's registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on January 10, 2024 and the Shares of the Trust were listed on the Exchange on January 11, 2024.

The statements of assets and liabilities and schedule of investment as of September 30, 2024, and the statements of operations, cash flows, and changes in net assets for the period ended September 30, 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2024, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

Prior to the commencement of operations on January 10, 2024, on November 9, 2023, BAM purchased 4 Shares at a per-share price of $50.00 for $200 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Delivery of the Seed Shares was made on November 9, 2023. On January 5, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased 10,010 Shares of the Trust at a per-Share price of $50.00 for $500,500. On January 10, 2024, BAM redeemed the entirety of its 4 Seed Shares for $200 and BIM redeemed the entirety of its 10,010 Shares for $500,500. Following the redemptions, on January 10, 2024, the Trust formally revised its NAV per-share from $50.00 per-share to $25.00 per-share. Additionally, on January 10, 2024, BIM purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at $25.00 per-share. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On January 11, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

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

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest bearing non-restricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits. On December 31, 2023, the Trust held $200 in cash relating to the issuance of the Seed Shares.

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

For financial statement reporting, the Trust identifies and determines the bitcoin principal market (or in the absence of a principal market, the most advantageous market) for U.S. GAAP purposes consistent with the application of the fair value measurement framework in FASB ASC Topic 820. A principal market is the market with the greatest volume and activity level for the asset or liability. The Principal Market NAV and the Principal Market NAV per-share are calculated using the fair value of bitcoin based on the price provided by this exchange market, as of 4:00 p.m. ET on the measurement date for U.S. GAAP purposes. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a quarterly basis to determine which market is its Principal Market for the purpose of calculating fair value for the creation of quarterly and annual financial statements.

Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex, and then calculating, on each valuation period, the highest volume exchange during the 60 minutes prior to 4:00 p.m. ET for bitcoin. The Sponsor then identifies that market as the principal market for bitcoin during that period, and uses the price for bitcoin from that venue at 4:00 ET as the principal market price. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

The Principal Market and the Principal Market Price for bitcoin, which comprised the majority of the Trust’s assets for the three-month period ended September 30, 2024, was Coinbase with a price of $63,464.76 as of September 30, 2024.

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

Given that bitcoin is actively traded and valuation adjustments are not applied, they are categorized in Level 1 of the fair value hierarchy. The following summarizes the Trust’s assets accounted for at fair value at September 30, 2024* (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$2,502,767	$—	$—	$2,502,767

* No comparative period presented as the Trust commenced operations on January 10, 2024.

Calculation of Net Asset Value (NAV) and NAV Per-Share

On each business day, as soon as practicable after 4:00 p.m. ET, the NAV of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the bitcoin and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the NAV per-share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of September 30, 2024.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2024 and December 31, 2023, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2024, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and offering costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of bitcoin

As of September 30, 2024,* the Trust held a net closing balance of 39,435.5408 bitcoin with a total market value of $2,500,633,274 based on the CME CF Bitcoin Reference Rate - New York Variant ("BRRNY") price of $63,410.65, used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $2,502,767,131 based on the price of bitcoin (Lukka Prime Rate) in the principal market (Coinbase) of $63,464.76, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of bitcoin and the respective fair value for the period from January 10, 2024 to September 30, 2024*:

	Quantity of bitcoin	Fair Value (amounts in thousands)
Beginning balance as of January 10, 2024 (commencement of operations)	0.0000	$0
Purchases	49,242.3896	2,750,279
Sales for the redemption of Shares	(9,781.9044)	(607,676)
Bitcoin transferred for Sponsor Fee	(24.9444)	(1,571)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	—	593
Net realized gain (loss) on investment in bitcoin sold for redemptions	—	(73,204)
Change in unrealized appreciation (depreciation) on investment in bitcoin	—	434,346
Ending balance as of September 30, 2024*	39,435.5408	$2,502,767

* No comparative period presented as the Trust commenced operations on January 10, 2024.

4. Related Party Transactions and Agreements

The Trust pays the Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. For the six-month period commencing on January 11, 2024, the day the Shares are initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through July 10, 2024.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. After the period during which all or a portion of the Sponsor Fee was waived, the Sponsor Fee has been accruing daily, since July 11, 2024, and is payable in bitcoin monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual shall be determined by reference to the BRRNY. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On the last day of each month, an amount of bitcoin will be transferred from the Trust Bitcoin Account to the Sponsor Bitcoin Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the BRRNY on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transfer of bitcoin to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

See Note 1 for further discussion on related party capital transactions. As of September 30, 2024, the Sponsor owned no Shares of the Trust.

5. Creation and Redemption of Shares

When the Trust creates or redeems its Shares, it does so only in Baskets (blocks of 10,000 Shares) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued expenses and liabilities) multiplied by the number of Shares comprising a Basket (10,000). This is called the “Basket Amount.”

The Transfer Agent will facilitate the settlement of Shares in response to the placement of creation orders and redemption orders from Authorized Participants. The Trust has entered into the Cash Custody Agreement with BNY Mellon under which BNY Mellon acts as custodian of the Trust’s cash and cash equivalents. The Trust only creates or redeems its Shares at NAV.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the cash or Shares required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Authorized Participants must pay the Transfer Agent a non-refundable fee for each order they place to create or redeem one or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

Each Authorized Participant is required to be registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for bitcoin for which qualified custody is available (the “Bitcoin Custodian”). The Bitcoin Custodian is subject to change in the sole discretion of the Sponsor. At September 30, 2024, bitcoin with a market value of $2,502,767,131 was held by the Bitcoin Custodian. No comparative period presented as the Trust commenced operations on January 10, 2024.

7. Financial Highlights*

Per-share Performance (for a Share outstanding throughout the periods presented)

	Three months ended September 30, 2024	For the period January 10, 2024 (commencement of operations) through September 30, 2024*
Net asset value per-share, beginning of period	$32.67	$25.00
Net investment loss [1]	(0.02)	(0.03)
Net realized unrealized gain (loss) [2]	1.92	9.60
Net change in net assets from operations	1.90	9.57
Net asset value per-share, end of period	$34.57	$34.57

Total return, at net asset value [2]	5.82%	38.28%

Ratios to average net assets [3]
Net investment loss	(0.19)%	(0.14)%
Gross expenses	0.20%	0.20%
Net expenses	0.19%	0.14%

* No comparative financial statements have been presented as the Trust's operations commenced on January 10, 2024.

1.
Calculated using average Shares outstanding.
2.
Total returns are calculated based on the change in value during the reporting period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of share transactions from the Trust.
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

10. Subsequent Events

In preparing these financial statements, the Sponsor has evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued. Management has determined that there were no additional material events that would require disclosure other than that which has already been discussed in these Notes to Financial Statements.

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

Trust Overview

Bitwise Bitcoin ETF (the “Trust”) is a Delaware statutory trust formed on August 29, 2019. The Trust continuously issues common shares (“Shares”), representing units of undivided beneficial ownership of the Trust. The Shares are listed on the NYSE Arca Inc. (the “Exchange”) under the ticker symbol “BITB.” The Trust’s commencement of operations was January 10, 2024. Bitwise Investment Advisers, LLC (the “Sponsor”) serves as the sponsor of the Trust.

The Trust’s investment objective is to seek to provide shareholders of the Trust (“Shareholders”) with exposure to the value of bitcoin held by the Trust that is reflective of the actual bitcoin market in which investors can purchase or sell bitcoin, less the expenses of the Trust’s operations and other liabilities. In seeking to achieve its investment objective, the Trust holds bitcoin and establishes its net asset value (“NAV") by reference to the CME CF Bitcoin Reference Rate - New York Variant (“BRRNY”). The BRRNY was designed to provide a daily, 4:00 p.m. ET reference rate of the U.S. dollar price of one bitcoin and is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”) based on an aggregation of executed trade flow of major bitcoin trading platforms (“Constituent Platforms”).

The Shares may trade at a premium over, or a discount to, the NAV per-share as a result of price volatility, trading volume and closings of the exchanges on which the Sponsor purchases bitcoins on behalf of the Trust due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of bitcoin. As a result of the foregoing, the price of the Shares as quoted on the Exchange has varied from the value of the Trust’s NAV per-share since the Shares were approved for quotation on January 11, 2024.

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on the Exchange and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on the Exchange.

BITB Premium/(Discount): BITB Share Price
vs. NAV per Share (%)
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Jan-24
Jan-24
Jan-24
Feb-24
Feb-24
Feb-24
Mar-24
Mar-24
Mar-24
Apr-24
Apr-24
Apr-24
May-24
May-24
May-24
Jun-24
Jun-24
Jun-24
Jul-24
Jul-24
Jul-24
Aug-24
Aug-24
Aug-24
Sep-24
Sep-24
Sep-24

From January 11, 2024 to September 30, 2024, the Shares of the Trust traded at an average discount, based on closing prices at 4:00 p.m. ET, and estimated, unaudited, NAV per-share of 0.02%. During that same period, the highest premium was 1.17% on May 20, 2024, and the lowest premium was 0.01% on January 18, 2024. During that same period, the highest discount was 1.79% on May 1, 2024, and the lowest discount was 0.002% on June 25, 2024.

The following chart shows the price of bitcoin for the period January 1, 2023 through September 30, 2024, as quoted by the Benchmark Provider, using the BRRNY.

Results of Operations

As of September 30, 2024,* the Trust held a net closing balance of 39,435.5408 bitcoin with a total market value of $2,500,633,274 based on the BRRNY price of $63,410.65, used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $2,502,767,131 based on the price of bitcoin (Lukka Prime Rate) in the principal market (Coinbase) of $63,464.76, used to determine the Trust's Principal Market NAV.

* No comparative period presented as the Trust commenced operations on January 10, 2024.

For the Three Months Ended September 30, 2024*^

Net realized and unrealized gain on investment in bitcoin for the three months ended September 30, 2024, was approximately $135,282 which includes a realized gain of $359 on the sale of bitcoins to pay the Sponsor Fee, net realized loss on investment in bitcoin sold for redemptions of $49,002 and net change in unrealized appreciation on investment in bitcoin of approximately $183,925. Net realized and unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $60,330.17 per bitcoin as of June 30, 2024 to $63,410.65 per bitcoin as of September 30, 2024. Net increase in net assets resulting from operations was approximately $134,167 for the three months ended September 30, 2024, which consisted of the net realized and unrealized gain on investment in bitcoin of $135,282, offset by the Sponsor Fee of $1,115. Net assets increased to approximately $2,502,396 on September 30, 2024, a 5.82% increase in NAV for the period. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation, net capital share transactions of approximately $118,571, and a net increase resulting from operations of $134,167.

For the Period from January 10, 2024 (Commencement of Operations) to September 30, 2024*^

Net realized and unrealized gain on investment in bitcoin for the period from January 10, 2024 to September 30, 2024, was approximately $361,735 which includes a realized gain of $593 on the sale of bitcoins to pay the Sponsor Fee, net realized loss on investment in bitcoin sold for redemptions of $73,204 and net change in unrealized appreciation on investment in bitcoin of approximately $434,346. Net realized and unrealized gain on investment in bitcoin for the period was driven by bitcoin price appreciation from $45,852.66 per bitcoin as of January 10, 2024 to $63,410.65 per bitcoin as of September 30, 2024. Net increase in net assets resulting from operations was approximately $359,793 for the period from January 10, 2024 to September 30, 2024, which consisted of the net realized and unrealized gain on investment in bitcoin of $361,735, less the Sponsor Fee of $1,942. Net assets increased to approximately $2,502,396 on September 30, 2024, a 38.28% increase in NAV for the period. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation, net capital share transactions of approximately $2,142,603, and a net increase resulting from operations of $359,793.

* No full nine-month period or comparative period presented as the Trust commenced operations on January 10, 2024.

^ Amounts displayed are in the '000s, except for per-share/coin references

Liquidity and Capital Resources

The Trust agreed to pay the unitary Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. The Sponsor contractually waived the Sponsor Fee on the first $1 billion of Trust assets through July 10, 2024, and has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets (blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s bitcoin as necessary to pay such expenses. The cash proceeds of the sale will be sent to the Sponsor to pay the expenses. Any remaining cash will be distributed back to the Cash Custodian. The Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and bitcoin. The Trust will not borrow to meet liquidity needs.

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

No material changes have occurred during the period ended September 30, 2024.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust has engaged a third-party vendor to obtain a price from a principal market for bitcoin, which will be either the market the Trust normally transacts in for bitcoin or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under U.S. GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trusts disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that, as of September 30, 2024, the Trust’s disclosure controls and procedures were effective.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, the Trust is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 1,457 Baskets (comprising 14,570,000 Shares) during the period from July 22, 2024 (commencement of operations) to September 30, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2024 – July 31, 2024	4,590,000	$35.89
August 1, 2024 – August 31, 2024	6,240,000	$33.04
September 1, 2024 – September 30, 2024	3,740,000	$31.99

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a “Rule 10b5-1 trading arrangement” or "non-Rule 10b5-1 trading arrangement" (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended September 30, 2024.

Asset Purchase Transactions

As previously disclosed in the Trust’s Current Report on Form 8-K filed with the SEC on August 30, 2024, the Trust, the Sponsor, Osprey Bitcoin Trust (the “Osprey Trust”) and Osprey Funds, LLC, the sponsor of the Osprey Trust, entered into an Asset Purchase and Contribution Agreement (the “Asset Purchase Agreement”), pursuant to which the Osprey Fund will sell and the Trust will purchase all of the bitcoin owned by the Osprey Fund (the “Acquired Bitcoin”), and the Trust will issue an amount of Shares (the “Consideration Shares”) with a combined NAV equal to the value of the Acquired Bitcoin as determined by reference to the BRRNY (the “Asset Purchase”).

Consummation of the Asset Purchase is subject to the satisfaction or waiver of closing conditions that are contained in the Asset Purchase Agreement. These include, among others, (i) the effectiveness of the registration statement on Form S-1 the Trust filed with the SEC on October 8, 2024; (ii) Osprey Trust’s adoption of a Plan of Dissolution and Liquidation that provides for the dissolution and liquidation of the Osprey Trust following the sale of the Acquired Bitcoin to the Trust (the “Liquidating Distributions”); (iii) the receipt of a legal opinion regarding the tax-free nature of the Asset Purchase and the Liquidating Distributions; (iv) the receipt of approval for listing and trading the Consideration Shares on the Exchange; and (v) other customary conditions.

The Trust and the Sponsor expect the Asset Purchase to close in the fourth quarter of 2024.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the number assigned to them in Item 601 of Regulation S-K of the 1933 Act):

Exhibit Number	Description of Document
3.1

First Amended and Restated Declaration of Trust and Trust Agreement incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1/A (File No. 333- 260235) filed by the registrant on December 29, 2023.

3.2	Certificate of Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A (File No. 333- 260235) filed by the registrant on December 29, 2023.
3.3

Certificate of Amendment to Certificate of Trust incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1/A (File No. 333- 260235) filed by the registrant on December 29, 2023.

3.4

Certificate of Amendment to Certificate of Trust incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1/A (File No. 333- 260235) filed by the registrant on December 29, 2023.

10.1	Asset Purchase and Contribution Agreement incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S‑1 (File No. 333- 282553) filed by the registrant on October 8, 2024.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BNY Mellon: The Bank of New York Mellon, a national association bank in New York that serves as the Administrator and Transfer Agent.

BRR: CME CF Bitcoin Reference Rate.

BRRNY: CME CF Bitcoin Reference Rate - New York Variant, calculated by CF Benchmarks Ltd.and published by the CME Group, is the CF Bitcoin-Dollar US Settlement Price that determines the U.S. dollar price of one bitcoin as of 4:00 p.m. ET daily, based on aggregated executed trade flows from major bitcoin trading platforms.

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

Date: November 8, 2024

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the registrant.