Form 10-K/A
period 2024-12-31
Bitwise Bitcoin ETF
filed 2025-03-28
CIK 1763415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non‑Accelerated Filer	☒	Smaller Reporting Company	☐
		Emerging Growth Company	☒

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Bitwise Bitcoin ETF (the “Trust”) for the year ended December 31, 2024, as originally filed with the Securities and Exchange Commission on March 17, 2025 (the “Original Form 10-K”), is being filed solely to (i) correct the Trust’s Smaller Reporting Company filer status as reported on the cover page of the Original Form 10-K by unchecking the corresponding box on the cover page of this Amendment No. 1, and (ii) file the consent of KPMG LLP, the Trust’s independent registered public accounting firm (the “Consent”). Due to an administrative error, the Consent was inadvertently not included in the Original Form 10-K.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 includes new certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment No. 1. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as set forth in this Amendment No. 1, no other changes have been made to the Original Form 10-K. The Original Form 10-K has not been amended or updated to reflect events occurring after the filing date of the Original Form 10-K, except as specifically set forth in this Amendment No. 1. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(1)
No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Form 10-K.
(2)
None.
(3)
Exhibits:

Exhibit No.	Description of Document
23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1*	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934
31.2*	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Bitwise Investment Advisers, LLC,

as Sponsor of Bitwise Bitcoin ETF

/s/ Hunter Horsley

By: Hunter Horsley

Director and President

(Principal Executive Officer)*

/s/ Paul Fusaro

By: Paul Fusaro

Chief Operating Officer

(Principal Financial Officer and Principal Accounting Officer)*

Date: March 28, 2025

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.