Form 10-Q
period 2025-03-31
Bitwise Bitcoin ETF
filed 2025-05-12
CIK 1763415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025.

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 70,860,000 outstanding shares as of May 9, 2025.

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

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to, any risk factors described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors or other sections of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2025, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 28, 2025.

Factors which could have a material adverse effect on the Trust's business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust's expectations include, but are not limited to:

•
the special considerations discussed in this Quarterly Report;
•
the extreme volatility of the trading price that bitcoin has experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares of the Trust;
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
•
changes in laws or regulations, or actions taken by governmental authorities or U.S. federal or state regulatory bodies, including the SEC and the Commodity Futures Trading Commission, that may affect the value of the Shares or restrict the use of bitcoin or other crypto assets, the mining activity, the operation of the Bitcoin network, the cryptocurrency market, or the operation of the Trust, in a manner that adversely affects the value of the Shares;
•
the possibility that the Trust or the Sponsor could be subject to regulation as a money service business or money transmitter, which could result in extraordinary expenses to the Trust or the Sponsor and also result in decreased liquidity for the Shares;
•
regulatory changes or interpretations, including those arising from the SEC’s increasing focus on digital asset regulation through initiatives such as the Crypto Task Force, that could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
•
potential conflicts of interest that may arise among the Sponsor or its affiliates and the Trust;
•
the Trust’s reliance on the security, stability, and performance of its service providers, including the Bitcoin Custodian, Cash Custodian, Prime Execution Agent, and other intermediaries, which may be subject to operational failures, conflicts of interest, tariffs imposed by the United States or other jurisdictions affecting service providers or infrastructure, and regulatory actions, potentially adversely affecting its operations and the value of the Shares;
•
general economic, market and business conditions, and political developments, including, without limitation, evolving trade policies and tariffs imposed by the United States or other countries, global pandemics, inflationary pressures, geopolitical tensions, and government responses thereto, which could negatively impact the value of the Trust’s holdings in bitcoin and significantly disrupt its operations; and
•
any additional risk factors discussed in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q, as well as those described from time to time in the Trust’s future reports filed with the SEC.

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

The Trust will cease to be an “emerging growth company” upon the earliest of (i) when it has $1.235 billion or more in total annual gross revenues during its most recently completed fiscal year; (ii) when it is deemed to be a large accelerated filer under Rule 12b-2 promulgated pursuant to the Securities Exchange Act of 1934, as amended; (iii) when it has issued more than $1.0 billion of non-convertible debt over a three-year period; or (iv) the last day of the fiscal year following the fifth anniversary of its initial public offering.

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

Bitwise Bitcoin ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

BITWISE BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per-share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investment in bitcoin, at fair value (cost $1,969,733 and $2,122,874 as of March 31, 2025 and December 31, 2024, respectively)	$3,133,221	$3,762,723
Receivable for bitcoin sold	19,866	—
Receivable for creations	—	8,676
Cash	—	—
Total assets	3,153,087	3,771,399

Liabilities
Payable for bitcoin purchased	—	8,676
Payable for redemptions	19,866	—
Sponsor Fee payable	555	684
Total liabilities	20,421	9,360

Net Assets	$3,132,666	$3,762,039

Shares issued and outstanding, no par value, unlimited amount authorized	69,820,000	73,980,000
Principal Market NAV per share	$44.87	$50.85

The accompanying notes are an integral part of the Financial Statements.

BITWISE BITCOIN ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of bitcoin and percentages)

March 31, 2025 (Unaudited)

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	38,003.7680	$1,969,733	$3,133,221	100.02%
Total Investment		$1,969,733	3,133,221	100.02
Liabilities in excess of other assets			(555)	(0.02)
Net Assets			$3,132,666	100.00%

December 31, 2024

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	40,289.1335	$2,122,874	$3,762,723	100.02%
Total Investment		$2,122,874	3,762,723	100.02
Liabilities in excess of other assets			(684)	(0.02)
Net Assets			$3,762,039	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

StatementS of Operations

(Amounts in thousands)

	Three months ended March 31, 2025	For the period January 10, 2024 (commencement of operations) through March 31, 2024
	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	1,860	531
Total Expenses	1,860	531
Less: Waivers and Reimbursement	-	(354)
Net Expenses	1,860	177
Net investment loss	(1,860)	(177)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	1,151	6
Net realized gain (loss) on investment in bitcoin sold for redemptions	23,850	—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(476,361)	624,982
Net realized and unrealized gain (loss)	(451,360)	624,988
Net increase (decrease) in net assets resulting from operations	$(453,220)	$624,811

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

StatementS of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	Three months ended March 31, 2025	For the period January 10, 2024 (commencement of operations) through March 31, 2024
	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(1,860)	$(177)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	1,151	6
Net realized gain (loss) on investment in bitcoin sold for redemptions	23,850	—
Net change in unrealized appreciation (depreciation)	(476,361)	624,982
Net increase (decrease) in net assets resulting from operations	(453,220)	624,811

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	690,590	1,621,675
Redemptions for Shares redeemed	(866,743)	(2,233)
Net increase (decrease) in net assets resulting from capital share transactions	(176,153)	1,619,442
Total increase (decrease) in net assets from operations and capital share transactions	(629,373)	2,244,253
Net assets
Beginning of period	3,762,039	0	(1)
End of period	$3,132,666	$2,244,253

Shares issued and redeemed
Shares issued	12,720,000	58,190,000
Shares redeemed	(16,880,000)	(80,000)
Net increase (decrease) in Shares issued and outstanding	(4,160,000)	58,110,000

(1) Prior to commencement of operations on January 10, 2024, Bitwise Asset Management, Inc. ("BAM") redeemed the initial seed capital of 4 shares for $200, and Bitwise Investment Manager, LLC, an affiliate of the Sponsor, purchased 10,010 Shares of the Trust for $500,500 and then subsequently redeemed those shares and the Trust formally revised its NAV per-share from $50.00 per-share to $25.00 per-share.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

StatementS of Cash Flows

(Amounts in thousands)

	Three months ended March 31, 2025	For the period January 10, 2024 (commencement of operations) through March 31, 2024
	(unaudited)	(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(453,220)	$624,811
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(627,115)	(1,619,443)
Proceeds from bitcoin sold	783,403	—
Transfer of bitcoin to pay for Sponsor Fee	1,988	18
Net realized (gain) loss from investment in bitcoin transferred to pay Sponsor Fee	(1,151)	(6)
Net realized (gain) loss from investment in bitcoin sold for redemptions	(23,850)	—
Net change in unrealized (appreciation) on investment in bitcoin	476,361	(624,982)
Changes in operating assets and liabilities:
Increase (Decrease) in Sponsor Fee payable	(129)	160
Net cash provided by (used in) operating activities	156,287	(1,619,442)

Cash flow from financing activities
Creations for Shares issued	690,590	1,621,675
Redemptions for Shares redeemed	(846,877)	(2,233)
Net cash provided by (used in) financing activities	(156,287)	1,619,442

Net increase (decrease) in cash	—	—
Cash, beginning of period	—	0	(1)
Cash, end of period	$—	$—

(1) Prior to commencement of operations on January 10, 2024, BAM redeemed the initial seed capital of 4 shares for $200.

The accompanying notes are an integral part of the Financial Statements.

BITWISE Bitcoin ETF

Notes to Financial Statements

MARCH 31, 2025

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

The Trust purchases and sells bitcoin directly, and it creates or redeems its Shares in cash-settled transactions in blocks of 10,000 Shares at the Trust’s net asset value (“NAV”) per-share and only in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). An Authorized Participant will deliver, or cause to be delivered, cash to the Trust when it purchases Shares from the Trust, and the Trust will deliver cash to an Authorized Participant, or its designee, when it redeems Shares with the Trust. Authorized Participants, and their customers, may then, in turn, offer Shares to the public at prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares.

The Trust's registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on January 10, 2024 and the Shares of the Trust were listed on the Exchange on January 11, 2024.

The statements of assets and liabilities and schedules of investment as of March 31, 2025, and the statements of operations, cash flows, and changes in net assets for the three-month period ended March 31, 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three-month period ended March 31, 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

Prior to the commencement of operations on January 10, 2024, on November 9, 2023, BAM purchased 4 Shares at a per-share price of $50.00 for $200 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Delivery of the Seed Shares was made on November 9, 2023. On January 5, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased 10,010 Shares of the Trust at a per-share price of $50.00 for $500,500. On January 10, 2024, BAM redeemed the entirety of its 4 initial Seed Shares for $200 and BIM redeemed the entirety of its 10,010 Shares for $500,500. Following the redemptions, on January 10, 2024, the Trust formally revised its NAV per share from $50.00 per share to $25.00 per share. Additionally, on January 10, 2024, BIM purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at $25.00 per share. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On January 11, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

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

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest-bearing unrestricted cash with one institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

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

Investment Valuation - Principal Market NAV

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value investments at fair value.

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

At March 31, 2025, the principal market and the principal market price for bitcoin, which comprised the majority of the Trust’s assets for the three-month period ended March 31, 2025, was Crypto.com with a price of $82,445.02 as of March 31, 2025.

Various inputs are used to determine the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

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

The cost basis of the investment in bitcoin recorded by the Trust for financial reporting purposes is the fair value of bitcoin at the time of transfer. The cost basis recorded by the Trust may differ from the proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$3,133,221	$—	$—	$3,133,221

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$3,762,723	$—	$—	$3,762,723

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of March 31, 2025.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2025 and December 31, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Bitcoin

As of March 31, 2025, the Trust held a net closing balance of 38,003.7680 bitcoin with a total market value of $3,153,657,187 based on the CME CF Bitcoin Reference Rate - New York Variant ("BRRNY") price of $82,982.75 used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $3,133,221,421 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Crypto.com) of $82,445.02, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of bitcoin and the respective fair value for the three-month period ended March 31, 2025:

	Quantity of bitcoin	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2024	40,289.1335	$3,762,723
Purchases	6,288.0305	627,115
Sales for the redemption of Shares	(8,552.0508)	(803,269)
Bitcoin transferred for Sponsor Fee	(21.3452)	(1,988)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	—	1,151
Net realized gain (loss) on investment in bitcoin sold for redemptions	—	23,850
Change in unrealized appreciation (depreciation) on investment in bitcoin	—	(476,361)
Ending balance as of March 31, 2025	38,003.7680	$3,133,221

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

The following represents the changes in quantity of bitcoin and the respective fair value for the period from January 10, 2024 (commencement of operations) to December 31, 2024:

	Quantity of bitcoin	Fair Value (amounts in thousands)
Beginning balance as of January 10, 2024 (commencement of operations)	—	$ —
Purchases	61,192.0644	3,709,316
Sales for the redemption of Shares	(20,859.6407)	(1,533,874)
Bitcoin transferred for Sponsor Fee	(43.2902)	(2,987)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	—	1,288
Net realized gain (loss) on investment in bitcoin sold for redemptions	—	(50,869)
Change in unrealized appreciation (depreciation) on investment in bitcoin	—	1,639,849
Ending balance as of December 31, 2024	40,289.1335	$3,762,723

4. Related Party Transactions and Agreements

The Trust pays a Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. For the six-month period commencing on January 11, 2024, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through July 10, 2024.

The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. After the period during which all or a portion of the Sponsor Fee was waived, the Sponsor Fee has been accruing daily, since July 11, 2024, and is payable in bitcoin monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual shall be determined by reference to the BRRNY. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of bitcoin will be transferred from the Trust Bitcoin Account to the Sponsor Bitcoin Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the BRRNY on the last day of the month. The Trust is not responsible for paying any fees or costs associated with transferring of bitcoin to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

See Note 1 for further discussion on related party capital transactions. As of March 31, 2025, the Sponsor owned no Shares of the Trust.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for bitcoin for which qualified custody is available (the “Bitcoin Custodian”). The Bitcoin Custodian is subject to change in the sole discretion of the Sponsor. At March 31, 2025 and March 31, 2024, bitcoin with a market value of $3,133,221,421 and $2,244,412,895 was held by the Bitcoin Custodian, respectively.

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the periods presented)

	Three months ended March 31, 2025	For the period January 10, 2024 (commencement of operations) through March 31, 2024
Principal Market NAV per-share, beginning of period	$50.85	$25.00
Net investment loss [1]	(0.03)	(0.00)
Net realized and change in unrealized on investment in bitcoin [2]	(5.95)	13.62
Net change in net assets from operations	(5.98)	13.62
Principal Market NAV per-share, end of period	$44.87	$38.62

Total return, at net asset value [2]	(11.76)%	54.48%

Ratios to average net assets [3]
Net investment loss	(0.20)%	(0.07)%
Gross expenses	0.20%	0.20%
Net expenses	0.20%	0.07%

1.
Calculated using average Shares outstanding.
2.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust. Total return for the period is not annualized.
3.
Annualized.

8. Segment Reporting

In 2024, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or the results of its operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Trust's financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust's unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions the Trust believes to be reasonable. The Trust's actual results could differ materially from those discussed in these forward-looking statements. See “Statement Regarding Forward-Looking Statements” above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Trust and the Sponsor undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Quarterly Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Quarterly Report.

Trust Overview

Bitwise Bitcoin ETF (the “Trust”) is a Delaware statutory trust formed on August 29, 2019. The Trust continuously issues common shares (“Shares”), representing units of undivided beneficial ownership of the Trust. The Shares are listed on the NYSE Arca Inc. (the “Exchange”) under the ticker symbol “BITB.” The Trust’s commencement of operations was January 10, 2024. The Trust is sponsored and managed by Bitwise Investment Advisers, LLC (the “Sponsor”).

The Trust’s investment objective is to seek to provide shareholders of the Trust (“Shareholders”) with exposure to the value of bitcoin held by the Trust that is reflective of the actual bitcoin market in which investors can purchase or sell bitcoin, less the expenses of the Trust’s operations and other liabilities. In seeking to achieve its investment objective, the Trust holds bitcoin and establishes its net asset value (“NAV”) by reference to the CME CF Bitcoin Reference Rate - New York Variant (“BRRNY”). The BRRNY was designed to provide a daily, 4:00 p.m. ET reference rate of the U.S. dollar price of one bitcoin and is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”) based on an aggregation of executed trade flow of major bitcoin trading platforms (“Constituent Platforms”).

The Shares may trade at a premium over, or a discount to, the NAV per-share as a result of price volatility, trading volume and closings of the exchanges on which the Sponsor purchases bitcoin on behalf of the Trust due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of bitcoin. As a result of the foregoing, the price of the Shares as quoted on the Exchange has varied from the value of the Trust’s NAV per-share since the Shares were approved for quotation on January 11, 2024.

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on the Exchange and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on the Exchange for the period from January 2024 to March 2025.

BITB Premium/(Discount): BITB Share Price vs. NAV per Share (%)
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Jan-24
Jan-24
Feb-24
Feb-24
Mar-24
Mar-24
Mar-24
Apr-24
Apr-24
May-24
May-24
Jun-24
Jun-24
Jun-24
Jul-24
Jul-24
Aug-24
Aug-24
Aug-24
Sep-24
Sep-24
Oct-24
Oct-24
Nov-24
Nov-24
Nov-24
Dec-24
Dec-24
Jan-25
Jan-25
Feb-25
Feb-25
Mar-25
Mar-25
Mar-25

From January 11, 2024 to March 31, 2025, the Shares of the Trust traded at an average discount, based on closing prices at 4:00 p.m. ET, and an estimated, unaudited, NAV per-share of 0.04%. During that same period, the highest premium was 1.38% on December 24, 2024, and the lowest premium was 0.001% on February 10, 2025. During that same period, the highest discount was 1.79% on May 1, 2024, and the lowest discount was 0.001% on March 14, 2025.

The following chart shows the price of bitcoin for the period December 31, 2022 through March 31, 2025, as quoted by the Benchmark Provider, using the BRRNY.

Results of Operations

Financial Information for the Three Months ended March 31, 2025 and the Period from January 10, 2024 (Commencement of Operations) to March 31, 2024^

The following table sets forth statements of operations data for the three months ended March 31, 2025 and the period from January 10, 2024 (commencement of operations) to March 31, 2024.

Statements of Operations (Unaudited)

	Three months ended March 31, 2025	For the period January 10, 2024 (commencement of operations) through March 31, 2024
	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	1,860	531
Total Expenses	1,860	531
Less: Waivers and Reimbursement	-	(354)
Net Expenses	1,860	177
Net investment loss	(1,860)	(177)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	1,151	6
Net realized gain (loss) on investment in bitcoin sold for redemptions	23,850	—
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(476,361)	624,982
Net realized and unrealized gain (loss)	(451,360)	624,988
Net increase (decrease) in net assets resulting from operations	$(453,220)	$624,811

Comparison of the Three-Month Period ended March 31, 2025 and the Period from January 10, 2024 (Commencement of operations) to March 31, 2024

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Sponsor Fee

The Trust pays an unitary Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. The Sponsor contractually waived the Sponsor Fee on the first $1 billion of the Trust assets through July 10, 2024, and has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. The Sponsor Fee for the three months ended March 31, 2025 was approximately $1,860, compared to the Sponsor Fee for the period from January 10, 2024 (commencement of operations) to March 31, 2024 of approximately $531, of which $354 was contractually waived, resulting a net Sponsor Fee of approximately $177. The increase in Sponsor Fee was primarily related to an increase in the Trust’s net assets value due to an increase in the fair value of bitcoin held by the Trust and the expiration of the Sponsor Fee waiver as of July 11, 2024.

Net Realized Gain (Loss) from Bitcoin

Net realized gain on the sale of bitcoin to pay the Sponsor Fee for *the three months ended March 31, 2025 was approximately $1,151, compared to net realized gain on the sale of bitcoin to pay the Sponsor Fee for the period from January 10, 2024 (commencement of operations) to March 31, 2024 of approximately $6. These changes were primarily due to the expiration of the Sponsor Fee waiver as of July 11, 2024 and an increase in the fair value of bitcoin held by the Trust.

Net realized gain on investment in bitcoin sold for redemptions for the three months ended March 31, 2025 was approximately $23,850. There was no net realized gain (loss) on investment in bitcoin sold for redemptions for the period from January 10, 2024 (commencement of operations) to March 31, 2024. These changes were primarily due to no redemptions during the period from January 10, 2024 (commencement of operations) to March 31, 2024.

Net Change in Unrealized Appreciation (Depreciation) from Bitcoin

Net change in unrealized depreciation on investment in bitcoin for the three months ended March 31, 2025 was approximately $476,361, compared to net change in unrealized appreciation on investment in bitcoin for the period from January 10, 2024 (commencement of operations) to March 31, 2024 of approximately $624,982. These changes were primarily due to the market price of bitcoin appreciating during the period from January 10, 2024 (commencement of operations) to March 31, 2024, and depreciating during the three months ended March 31, 2025.

Net Increase (Decrease) in Net Assets resulting from Operations

Net decrease in net assets resulting from operations for the three months ended March 31, 2025 was approximately $453,220, compared to net increase in net assets resulting from operations for the period from January 10, 2024 (commencement of operations) to March 31, 2024 of approximately $624,811. These changes were primarily due to an increase in net realized gain and a shift from unrealized appreciation to unrealized depreciation on investments in bitcoin, with a net realized and unrealized loss on investment in bitcoin of approximately $451,360, plus the Sponsor Fee of $1,860, for the three months ended March 31, 2025, compared to a net realized and unrealized gain on investment in bitcoin of approximately $624,988, less the Sponsor Fee of $177, for the period from January 10, 2024 (commencement of operations) to March 31, 2024.

The change in net realized and unrealized gain (loss) was primarily due to fluctuations in the bitcoin price during the respective period. For the three-month period ended March 31, 2025, the net realized and unrealized loss on investment in bitcoin was driven by bitcoin price depreciation from $93,730.35 per bitcoin as of December 31, 2024 to $82,982.75 per bitcoin as of March 31, 2025. For the period from January 10, 2024 (commencement of operations) to March 31, 2024, the net realized and unrealized gain on investment in bitcoin was driven by bitcoin price appreciation from $45,852.66 per bitcoin as of January 10, 2024 (commencement of operations) to $70,761.62 per bitcoin as of March 31, 2024.

Net Assets

As of March 31, 2025, the Trust held a net closing balance of 38,003.7680 bitcoin with a total market value of $3,153,657 based on the BRRNY price of $82,982.75 used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $3,133,221 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Crypto.com) of $82,445.02, used to determine the Trust's Principal Market NAV.

Net assets decreased to approximately $3,132,666 at March 31, 2025, with a 11.76% decrease in Principal Market NAV per-share for the three months ended March 31, 2025. The decrease in net assets primarily resulted from the aforementioned bitcoin price depreciation, the net decrease in capital share transactions of approximately $176,153, and a net decrease resulting from operations of $453,220.

As of March 31, 2024, the Trust held a net closing balance of 31,682.4133 bitcoin with a total market value of $2,241,899 based on the BRRNY price of $70,761.62, used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $2,244,413 based on the price of a bitcoin in the principal market (Lukka Prime Rate) of $70,840.97, used to determine the Trust's Principal Market NAV.

Net assets increased to approximately $2,244,253 at March 31, 2024, with a 54.48% increase in Principal Market NAV per-share for the period from January 10, 2024 (commencement of operations) to March 31, 2024. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation, the net increase in capital share transactions of approximately $1,619,442, and a net increase resulting from operations of $624,811.

^ Amounts displayed are in the '000s, except for per-share/coin references

Liquidity and Capital Resources

The Trust pays an unitary Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. The Sponsor contractually waived the Sponsor Fee on the first $1 billion of the Trust assets through July 10, 2024, and has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

The Trust does not hold a cash balance except in connection with the creation and redemption of Baskets (blocks of 10,000 Shares) or to pay expenses not assumed by the Sponsor. To pay for expenses not assumed by the Sponsor that are denominated in U.S. dollars, the Sponsor, on behalf of the Trust, may sell the Trust’s bitcoin as necessary to pay such expenses. The cash proceeds of the sale are sent to the Sponsor to pay the expenses. Any remaining cash is distributed back to the Cash Custodian. The Sponsor expects that the Trust will have an immaterial amount of cash flow from its operations and that its cash balance will be insignificant at the end of each reporting period. The Trust’s only sources of cash are proceeds from the sale of Baskets and bitcoin. The Trust will not borrow to meet liquidity needs.

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. While broader economic and market conditions, including evolving trade policies and tariffs, could impact the price of bitcoin and contribute to increased market volatility, the Trust does not currently anticipate these factors will materially affect its liquidity needs.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2025, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the three months ended March 31, 2025.

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

Please refer to Note 2 to the financial statements included in this Quarterly Report for further discussion of the Trust’s accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Trust Agreement does not authorize the Trust to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust does not invest in derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of March 31, 2025, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the three-month period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Trust's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 28, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 16,880 Baskets (comprising 16,880,000 Shares) during the three-month period ended March 31, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
January 1, 2025 – January 31, 2025	6,320,000	$53.93
February 1, 2025 – February 28, 2025	7,500,000	$51.20
March 1, 2025 – March 31, 2025	3,060,000	$46.38

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a "Rule 10b5-1 trading arrangement” or a "non-Rule 10b5-1 trading arrangement" (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the three-month period ended March 31, 2025.

Osprey Transaction

As previously disclosed in the Trust’s Current Report on Form 8-K filed with the SEC on August 30, 2024, the Trust, the Sponsor, Osprey Bitcoin Trust (the “Osprey Trust”) and Osprey Funds, LLC, the sponsor of the Osprey Trust (“Osprey”), entered into that certain Asset Purchase and Contribution Agreement (the “APA”) on August 26, 2024. Pursuant to the APA, the Osprey Trust agreed to sell and the Trust agreed to purchase all of the bitcoin owned by the Osprey Trust (the “Acquired Bitcoin”), and the Trust agreed to issue an amount of Shares of the Trust (the “Consideration Shares”) with a combined NAV equal to the value of the Acquired Bitcoin as determined by reference to the BRRNY. The Consideration Shares would be issued to the registered holder of the shares of the Osprey Trust, which is the DTC that holds through Cede & Co., as nominee for DTC.

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

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Bitcoin Custodian: Coinbase Custody Trust Company, LLC, a New York State limited liability trust company.

Bitcoin Custody Agreement: The custody agreement between the Bitcoin Custodian and the Trust pursuant to which the Trust Bitcoin Agreement is established.

Bitcoin Trading Counterparty: The bitcoin trading counterparties that have been approved by the Sponsor.

Bitlicense: The license required by NYSDFS for virtual currency business activity conducted in New York State. The term is often used to describe the regulations promulgated under the New York Banking Law that authorize such licensing process.

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

CME Bitcoin Real Time Price: The CME CF Bitcoin Real Time Index, a pricing index continuously published by the CME Group at one-second intervals that calculates the U.S. dollar price of one bitcoin on constituent crypto asset trading platforms.

Code: Internal Revenue Code of 1986.

Constituent Platform: The major bitcoin trading platforms that serve as the pricing sources for the calculation of the CME CF Bitcoin Reference Rate – New York Variant and CME CF Bitcoin Real Time Index.

Cryptocurrency: A token such as bitcoin that is the native asset of a crypto asset network.

Crypto asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public and private key cryptography or similar cryptographic credentials.

DTC: The Depository Trust Company, the securities depository for the Shares.

DTC Participant: An entity that has an account with DTC.

DSTA: Delaware Statutory Trust Act.

ERISA: Employee Retirement Income Security Act of 1974.

EST: Eastern Standard Time.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934, as amended.

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

NYSDFS: The New York State Department of Financial Services, a state agency that regulates financial institutions under the New York Banking Law.

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

Publicly-Offered Security Exception: An exception to the designation of certain assets under the Plan Asset Rules, where such assets are publicly offered securities.

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

Sponsor Fee: The unitary management fee of 0.20% per annum of the Trust’s bitcoin holdings the Trust pays to the Sponsor.

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
Director and President
(Principal Executive Officer)*

By:	/s/ Paul Fusaro
Paul Fusaro
Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)*

Date: May 12, 2025

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.