Form 10-Q
period 2025-06-30
Bitwise Bitcoin ETF
filed 2025-08-07
CIK 1763415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025.

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

The registrant had 75,010,000 outstanding shares as of August 7, 2025.

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
•
regulatory changes or interpretations, including those arising from the SEC’s increasing focus on digital asset regulation through initiatives such as the Crypto Task Force, which could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust;
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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies; however, the Trust is choosing to “opt out” of such extended transition period, and as a result, the Trust will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Trust’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Bitwise Bitcoin ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

BITWISE BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per-share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investment in bitcoin, at fair value (cost $2,154,373 and $2,122,874 as of June 30, 2025 and December 31, 2024, respectively)	$4,258,323	$3,762,723
Receivable for creations	—	8,676
Cash	—	—
Total assets	4,258,323	3,771,399

Liabilities
Payable for bitcoin purchased	—	8,676
Sponsor Fee payable	669	684
Total liabilities	669	9,360

Net Assets	$4,257,654	$3,762,039

Shares issued and outstanding, no par value, unlimited amount authorized	72,640,000	73,980,000
Principal Market NAV per share	$58.61	$50.85

The accompanying notes are an integral part of the Financial Statements.

BITWISE BITCOIN ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of bitcoin and percentages)

June 30, 2025 (Unaudited)

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	39,518.9512	$2,154,373	$4,258,323	100.02%
Total Investment		$2,154,373	4,258,323	100.02
Liabilities in excess of other assets			(669)	(0.02)
Net Assets			$4,257,654	100.00%

December 31, 2024

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	40,289.1335	$2,122,874	$3,762,723	100.02%
Total Investment		$2,122,874	3,762,723	100.02
Liabilities in excess of other assets			(684)	(0.02)
Net Assets			$3,762,039	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

StatementS of Operations

(Amounts in thousands)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	For the period January 10, 2024 (commencement of operations) through June 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—	$—	$—
Expenses
Sponsor Fee	1,888	1,147	3,748	1,678
Total Expenses	1,888	1,147	3,748	1,678
Less: Waivers and Reimbursement	-	(497)	-	(851)
Net Expenses	1,888	650	3,748	827
Net investment loss	(1,888)	(650)	(3,748)	(827)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	1,032	228	2,183	234
Net realized gain (loss) on investment in bitcoin sold for redemptions	21,271	(24,202)	45,121	(24,202)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	940,462	(374,561)	464,101	250,421
Net realized and unrealized gain (loss)	962,765	(398,535)	511,405	226,453
Net increase (decrease) in net assets resulting from operations	$960,877	$(399,185)	$507,657	$225,626

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

StatementS of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	For the period January 10, 2024 (commencement of operations) through June 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(1,888)	$(650)	$(3,748)	$(827)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	1,032	228	2,183	234
Net realized gain (loss) on investment in bitcoin sold for redemptions	21,271	(24,202)	45,121	(24,202)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	940,462	(374,561)	464,101	250,421
Net increase (decrease) in net assets resulting from operations	960,877	(399,185)	507,657	225,626

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	608,565	613,110	1,299,155	2,234,785
Redemptions for Shares redeemed	(444,454)	(208,520)	(1,311,197)	(210,753)
Net increase (decrease) in net assets resulting from capital share transactions	164,111	404,590	(12,042)	2,024,032
Total increase (decrease) in net assets from operations and capital share transactions	1,124,988	5,405	495,615	2,249,658
Net assets
Beginning of period	3,132,666	2,244,253	3,762,039	0	(1)
End of period	$4,257,654	$2,249,658	$4,257,654	$2,249,658

Shares issued and redeemed
Shares issued	11,480,000	16,790,000	24,200,000	74,980,000
Shares redeemed	(8,660,000)	(6,050,000)	(25,540,000)	(6,130,000)
Net increase (decrease) in Shares issued and outstanding	2,820,000	10,740,000	(1,340,000)	68,850,000

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

Bitwise Bitcoin ETF

StatementS of Cash Flows

(Amounts in thousands)

	Six months ended June 30, 2025	For the period January 10, 2024 (commencement of operations) through June 30, 2024
	(unaudited)	(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$507,657	$225,626
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(1,203,179)	(2,195,061)
Proceeds from bitcoin sold	1,215,220	171,029
Transfer of bitcoin to pay for Sponsor Fee	3,764	586
Net realized (gain) loss from investment in bitcoin transferred to pay Sponsor Fee	(2,183)	(234)
Net realized (gain) loss from investment in bitcoin sold for redemptions	(45,121)	24,202
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(464,101)	(250,421)
Changes in operating assets and liabilities:
Increase (Decrease) in Sponsor Fee payable	(15)	241
Net cash provided by (used in) operating activities	12,042	(2,024,032)

Cash flow from financing activities
Creations for Shares issued	1,299,155	2,234,785
Redemptions for Shares redeemed	(1,311,197)	(210,753)
Net cash provided by (used in) financing activities	(12,042)	2,024,032

Net increase (decrease) in cash	—	—
Cash, beginning of period	—	0	(1)
Cash, end of period	$—	$—

(1) Prior to commencement of operations on January 10, 2024, BAM redeemed the initial seed capital of 4 shares for $200.

The accompanying notes are an integral part of the Financial Statements.

BITWISE Bitcoin ETF

Notes to Financial Statements

June 30, 2025

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

The statements of assets and liabilities and schedules of investment as of June 30, 2025, the statements of cash flows for the three-month period ended June 30, 2025, and the statements of operations and changes in net assets for the three-month and six-month periods ended June 30, 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the six-month period ended June 30, 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

At June 30, 2025, the principal market and the principal market price for bitcoin, which is composed of the majority of the Trust’s assets for the six-month period ended June 30, 2025, was Crypto.com with a price of $107,753.95 as of June 30, 2025.

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$4,258,323	$—	$—	$4,258,323

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$3,762,723	$—	$—	$3,762,723

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of June 30, 2025.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2025 and December 31, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Bitcoin

As of June 30, 2025, the Trust held a net closing balance of 39,518.9512 bitcoin with a total market value of $4,247,792,870 based on the CME CF Bitcoin Reference Rate - New York Variant ("BRRNY") price of $107,487.49 per bitcoin used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $4,258,323,090 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Crypto.com) of $107,753.95, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of bitcoin and the respective fair value for the six-month period ended June 30, 2025:

	Quantity of bitcoin	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2024	40,289.1335	$3,762,723
Purchases	12,169.6143	1,203,179
Sales for the redemption of Shares	(12,899.5160)	(1,215,220)
Bitcoin transferred for Sponsor Fee	(40.2806)	(3,764)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	—	2,183
Net realized gain (loss) on investment in bitcoin sold for redemptions	—	45,121
Change in unrealized appreciation (depreciation) on investment in bitcoin	—	464,101
Ending balance as of June 30, 2025	39,518.9512	$4,258,323

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

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Bitcoin network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Bitcoin blockchain, any Incidental Rights and any IR Asset, any indemnification of the Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters).

See Note 1 for further discussion on related party capital transactions. As of June 30, 2025, the Sponsor owned no Shares of the Trust.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for bitcoin for which qualified custody is available (the “Bitcoin Custodian”). The Bitcoin Custodian is subject to change in the sole discretion of the Sponsor. At June 30, 2025 and June 30, 2024, bitcoin with a market value of $4,258,323,090 and $2,249,899,349 was held by the Bitcoin Custodian, respectively.

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the periods presented)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	For the period January 10, 2024 (commencement of operations) through June 30, 2024
Principal Market NAV per-share, beginning of period	$44.87	$38.62	$50.85	$25.00
Net investment loss [1]	(0.03)	(0.01)	(0.05)	(0.02)
Net realized and change in unrealized on investment in bitcoin [2]	13.77	(5.94)	7.81	7.69
Net change in net assets from operations	13.74	(5.95)	7.76	7.67
Principal Market NAV per-share, end of period	$58.61	$32.67	$58.61	$32.67

Total return, at net asset value [2]	30.62%	(15.41)%	15.26%	30.68%

Ratios to average net assets [3]
Net investment loss	(0.20)%	(0.11)%	(0.20)%	(0.10)%
Gross expenses	0.20%	0.20%	0.20%	0.20%
Net expenses	0.20%	0.11%	0.20%	0.10%

1.
Calculated using average Shares outstanding.
2.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust. Total return for the period is not annualized.
3.
Annualized.

8. Segment Reporting

In 2024, the Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or the results of its operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statements of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statements of operations.

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

10. Subsequent Events

In preparing these financial statements, the Sponsor has evaluated events and transactions for potential recognition or disclosure through the date these financial statements were issued. On July 31, 2025, the SEC voted to approve orders to permit in-kind creations and redemptions by authorized participants for crypto asset exchange-traded product (ETP) shares. As a result of this approval, the Trust will now offer in-kind creation and redemption of shares by the Trust's authorized participants.

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on the Exchange and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on the Exchange for the period from January 2024 to June 2025.

BITB Premium/(Discount): BITB Share Price vs. NAV per Share (%)
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Jan-24
Jan-24
Feb-24
Feb-24
Mar-24
Mar-24
Mar-24
Apr-24
Apr-24
May-24
May-24
Jun-24
Jun-24
Jun-24
Jul-24
Jul-24
Aug-24
Aug-24
Aug-24
Sep-24
Sep-24
Oct-24
Oct-24
Nov-24
Nov-24
Nov-24
Dec-24
Dec-24
Jan-25
Jan-25
Feb-25
Feb-25
Mar-25
Mar-25
Mar-25
Apr-25
Apr-25
May-25
May-25
May-25
Jun-25
Jun-25

From January 11, 2024 to June 30, 2025, the Shares of the Trust traded at an average discount, based on closing prices at 4:00 p.m. ET, and an estimated, unaudited, NAV per-share of 0.03%. During that same period, the highest premium was 1.38% on December 24, 2024, and the lowest premium was 0.001% on February 10, 2025. During that same period, the highest discount was 1.79% on May 1, 2024, and the lowest discount was 0.001% on March 14, 2025.

The following chart shows the price of bitcoin for the period December 31, 2022 through June 30, 2025, as quoted by the Benchmark Provider, using the BRRNY.

Results of Operations

Financial Information for the Three Months and Six Months ended June 30, 2025 and the Period from January 10, 2024 (Commencement of Operations) to June 30, 2024^

The following table sets forth statements of operations data for the three months and six months ended June 30, 2025 and three months ended June 30, 2024 and the period from January 10, 2024 (commencement of operations) to June 30, 2024.

Statements of Operations (Unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	For the period January 10, 2024 (commencement of operations) through June 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—	$—	$—
Expenses
Sponsor Fee	1,888	1,147	3,748	1,678
Total Expenses	1,888	1,147	3,748	1,678
Less: Waivers and Reimbursement	-	(497)	-	(851)
Net Expenses	1,888	650	3,748	827
Net investment loss	(1,888)	(650)	(3,748)	(827)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	1,032	228	2,183	234
Net realized gain (loss) on investment in bitcoin sold for redemptions	21,271	(24,202)	45,121	(24,202)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	940,462	(374,561)	464,101	250,421
Net realized and unrealized gain (loss)	962,765	(398,535)	511,405	226,453
Net increase (decrease) in net assets resulting from operations	$960,877	$(399,185)	$507,657	$225,626

Comparison of the Six-Month Period ended June 30, 2025 and the Period from January 10, 2024 (Commencement of operations) to June 30, 2024

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Sponsor Fee

The Trust pays a unitary Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. The Sponsor contractually waived the Sponsor Fee on the first $1 billion of the Trust assets through July 10, 2024, and has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. The Sponsor Fee for the six months ended June 30, 2025 was approximately $3,748, compared to the Sponsor Fee for the period from January 10, 2024 (commencement of operations) to June 30, 2024 of approximately $1,678, of which $851 was contractually waived, resulting in a net Sponsor Fee of approximately $827. The increase in Sponsor Fee was primarily related to an increase in the Trust’s net assets value due to an increase in the fair value of bitcoin held by the Trust and the expiration of the Sponsor Fee waiver as of July 11, 2024.

Net Realized Gain (Loss) from Bitcoin

Net realized gain on the sale of bitcoin to pay the Sponsor Fee for the six months ended June 30, 2025 was approximately $2,183, compared to net realized gain on the sale of bitcoin to pay the Sponsor Fee for the period from January 10, 2024 (commencement of operations) to June 30, 2024 of approximately $234. This change was primarily due to the expiration of the Sponsor Fee waiver as of July 11, 2024 and an increase in the fair value of bitcoin held by the Trust.

Net realized gain on investment in bitcoin sold for redemptions for the six months ended June 30, 2025 was approximately $45,121, compared to net realized loss on investment in bitcoin sold for redemptions for the period from January 10, 2024 (commencement of operations) to June 30, 2024 of approximately $24,202. This change was primarily due to an increase in the fair value of bitcoin held by the Trust.

Net Change in Unrealized Appreciation (Depreciation) from Bitcoin

Net change in unrealized appreciation on investment in bitcoin for the six months ended June 30, 2025 was approximately $464,101, compared to net change in unrealized appreciation on investment in bitcoin for the period from January 10, 2024 (commencement of operations) to June 30, 2024 of approximately $250,421. This change was primarily due to an increase in the fair value of bitcoin held by the Trust.

Net Increase (Decrease) in Net Assets resulting from Operations

Net decrease in net assets resulting from operations for the six months ended June 30, 2025 was approximately $507,657, compared to net increase in net assets resulting from operations for the period from January 10, 2024 (commencement of operations) to June 30, 2024 of approximately $225,626. This change was primarily due to an increase in net realized gain and an increase in unrealized appreciation on investments in bitcoin, with a net realized and unrealized gain on investment in bitcoin of approximately $511,405, less the Sponsor Fee of $3,748, for the six months ended June 30, 2025, compared to a net realized and unrealized gain on investment in bitcoin of approximately $226,453, less the Sponsor Fee of $827, for the period from January 10, 2024 (commencement of operations) to June 30, 2024.

The change in net realized and unrealized gain (loss) was primarily due to fluctuations in the bitcoin price during the respective period. For the six-month period ended June 30, 2025, the net realized and unrealized loss on investment in bitcoin was driven by bitcoin price appreciation from $93,730.35 per bitcoin as of December 31, 2024 to $107,487.49 per bitcoin as of June 30, 2025. For the period from January 10, 2024 (commencement of operations) to June 30, 2024, the net realized and unrealized gain on investment in bitcoin was driven by bitcoin price appreciation from $45,852.66 per bitcoin as of January 10, 2024 (commencement of operations) to $60,330.17 per bitcoin as of June 30, 2024.

Net Assets

As of June 30, 2025, the Trust held a net closing balance of 39,518.9512 bitcoin with a total market value of $4,247,793 based on the BRRNY price of $107,487.49 used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $4,258,323 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Crypto.com) of $107,753.95, used to determine the Trust's Principal Market NAV.

Net assets increased to approximately $4,257,654 at June 30, 2025, with a 15.26% increase in Principal Market NAV per-share for the six months ended June 30, 2025. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation, the net decrease in capital share transactions of approximately $12,042, and a net increase resulting from operations of $507,657.

As of June 30, 2024, the Trust held a net closing balance of 37,528.2763 bitcoin with a total market value of $2,264,087 based on the BRRNY price of $60,330.17, used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $2,249,899 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Crypto.com) of $59,952.11, used to determine the Trust's Principal Market NAV.

Net assets increased to approximately $2,249,658 at June 30, 2024, with a 30.68% increase in Principal Market NAV per-share for the period from January 10, 2024 (commencement of operations) to June 30, 2024. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation, the net increase in capital share transactions of approximately $2,024,032, and a net increase resulting from operations of $225,626.

^ Amounts displayed are in the '000s, except for per-share/coin references

Liquidity and Capital Resources

The Trust pays a unitary Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. The Sponsor contractually waived the Sponsor Fee on the first $1 billion of the Trust assets through July 10, 2024, and has been accruing at an annual rate of 0.20% of the Trust’s bitcoin holdings since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees,

SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2025, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the six months ended June 30, 2025.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2025, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, these internal controls.

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Trust's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 28, 2025, other than the updates to the risk factors set forth below.

Regulatory Risk

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

However, recent SEC developments indicate possible shifts in its regulatory approach, although the SEC’s long-term direction remains uncertain. The SEC approved multiple spot Bitcoin ETFs for the first time in January 2024 followed by the approval of multiple spot Ethereum ETFs in July 2024, including the Bitwise trusts holding bitcoin and ether. These approvals suggest that both bitcoin and ether may be commodities. More recently, the SEC and its staff: (i) withdrew Staff Accounting Bulletin 121, eliminating the requirement for companies to recognize a liability and corresponding asset for safeguarding digital assets; (ii) formed a new Crypto Task Force led by Commissioner Hester Peirce aimed at providing greater regulatory clarity to the digital asset industry; (iii) held a series of public roundtables between April and June 2025 through the Crypto Task Force, specifically addressing crypto trading, custody, tokenization, and decentralized finance, reflecting intensified efforts to engage stakeholders and clarify regulatory expectations across these critical market segments; (iv) indicated a strategic shift away from regulation-by-enforcement toward explicit rulemaking tailored specifically for digital assets; (v) released additional targeted written guidance addressing various digital asset topics, including a staff statement clarifying that certain stablecoins may not constitute securities, guidance related to meme coins, a statement on proof-of-work mining activities, interpretations on protocol staking arrangements, and FAQs related to broker-dealer custody of digital assets; and (vi) released guidance on crypto-related disclosures for securities and exchange-traded product registrations. That said, any permanent regulatory shift remains uncertain at this time, and there is no assurance a more favorable U.S. regulatory environment will emerge at the federal or state levels. Any adverse regulatory developments or enforcement actions could negatively impact the value of these assets and related products, including the Trust.

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

Trump’s executive order follows ongoing legislative efforts to establish a comprehensive regulatory framework for digital assets. On May 22, 2024, the U.S. House of Representatives passed the Financial Innovation and Technology for the 21st Century Act (“Fit21”), advancing efforts to establish a federal framework for digital assets. Fit21 seeks to clarify the SEC’s and CFTC’s jurisdiction, granting the CFTC primary oversight of digital commodities while preserving the SEC’s authority over securities. Alongside Fit21, other proposals aim to refine digital asset classifications, disclosure requirements, and tax treatment. In June and July 2025, significant new legislation emerged, including the passage of the Guiding and Establishing National Innovation for U.S. Stablecoins Act (“GENIUS Act”), signed into law by President Trump on July 18, 2025, which requires stablecoins to be fully backed by U.S. dollars or approved low-risk assets, subjecting them to federal and state regulation. Additionally, the House passed the Digital Asset Market Structure and Investor Protection Act (“CLARITY Act”) on June 23, 2025, further clarifying regulatory responsibilities between the SEC and CFTC and introducing a provisional registration system for digital asset exchanges, though this bill remains pending in the Senate. The House also advanced the Anti-CBDC Surveillance State Act, aimed at prohibiting the Federal Reserve from issuing a central bank digital currency, currently awaiting Senate action. However, the future of pending regulatory efforts, and how regulatory authority may be divided among regulators, remains uncertain.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.
b)
Not applicable.

c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 866 Baskets (comprising 8,660,000 Shares) during the three-month period ended June 30, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2025 – April 30, 2025	4,120,000	$46.43
May 1, 2025 – May 31, 2025	2,780,000	$55.26
June 1, 2025 – June 30, 2025	1,760,000	$56.57

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a "Rule 10b5-1 trading arrangement” or a "non-Rule 10b5-1 trading arrangement" (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the six-month period ended June 30, 2025.

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

Date: August 7, 2025

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.