Form 10-Q
period 2025-09-30
Bitwise Bitcoin ETF
filed 2025-11-10
CIK 1763415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025.

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

The registrant had 74,930,000 outstanding shares as of November 10, 2025.

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

Bitwise Bitcoin ETF

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

BITWISE BITCOIN ETF

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per-share amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investment in bitcoin, at fair value (cost $2,332,759 and $2,122,874 as of September 30, 2025 and December 31, 2024, respectively)	$4,700,405	$3,762,723
Receivable for creations	70,102	8,676
Cash	—	—
Total assets	4,770,507	3,771,399

Liabilities
Payable for bitcoin purchased	70,102	8,676
Sponsor Fee payable	756	684
Total liabilities	70,858	9,360

Net Assets	$4,699,649	$3,762,039

Shares issued and outstanding, no par value, unlimited amount authorized	75,560,000	73,980,000
Principal Market NAV per share	$62.20	$50.85

The accompanying notes are an integral part of the Financial Statements.

BITWISE BITCOIN ETF

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of bitcoin and percentages)

September 30, 2025 (Unaudited)

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	41,086.7391	$2,332,759	$4,700,405	100.02%
Total Investment		$2,332,759	4,700,405	100.02
Liabilities in excess of other assets			(756)	(0.02)
Net Assets			$4,699,649	100.00%

December 31, 2024

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	40,289.1335	$2,122,874	$3,762,723	100.02%
Total Investment		$2,122,874	3,762,723	100.02
Liabilities in excess of other assets			(684)	(0.02)
Net Assets			$3,762,039	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

StatementS of Operations

(Amounts in thousands)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	For the period January 10, 2024 (commencement of operations) through September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—	$—	$—
Expenses
Sponsor Fee	2,342	1,170	6,090	2,848
Total Expenses	2,342	1,170	6,090	2,848
Less: Waivers and Reimbursement	-	(55)	-	(906)
Net Expenses	2,342	1,115	6,090	1,942
Net investment loss	(2,342)	(1,115)	(6,090)	(1,942)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	1,458	359	3,641	593
Net realized gain (loss) on investment in bitcoin sold for redemptions	(7,530)	(49,002)	37,591	(73,204)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	263,696	183,925	727,797	434,346
Net realized and unrealized gain (loss)	257,624	135,282	769,029	361,735
Net increase (decrease) in net assets resulting from operations	$255,282	$134,167	$762,939	$359,793

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

StatementS of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	For the period January 10, 2024 (commencement of operations) through September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(2,342)	$(1,115)	$(6,090)	$(1,942)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	1,458	359	3,641	593
Net realized gain (loss) on investment in bitcoin sold for redemptions	(7,530)	(49,002)	37,591	(73,204)
Net change in unrealized appreciation (depreciation)	263,696	183,925	727,797	434,346
Net increase (decrease) in net assets resulting from operations	255,282	134,167	762,939	359,793

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	754,901	609,099	2,054,056	2,843,884
Redemptions for Shares redeemed	(568,188)	(490,528)	(1,879,385)	(701,281)
Net increase (decrease) in net assets resulting from capital share transactions	186,713	118,571	174,671	2,142,603
Total increase (decrease) in net assets from operations and capital share transactions	441,995	252,738	937,610	2,502,396
Net assets
Beginning of period	4,257,654	2,249,658	3,762,039	0	(1)
End of period	$4,699,649	$2,502,396	$4,699,649	$2,502,396

Shares issued and redeemed
Shares issued	12,180,000	18,100,000	36,380,000	93,080,000
Shares redeemed	(9,260,000)	(14,570,000)	(34,800,000)	(20,700,000)
Net increase (decrease) in Shares issued and outstanding	2,920,000	3,530,000	1,580,000	72,380,000

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

Bitwise Bitcoin ETF

StatementS of Cash Flows

(Amounts in thousands)

	Nine months ended September 30, 2025	For the period January 10, 2024 (commencement of operations) through September 30, 2024
	(unaudited)	(unaudited)
Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$762,939	$359,793
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(1,953,551)	(2,750,279)
Proceeds from bitcoin sold	1,779,500	609,247
Transfer of bitcoin to pay for Sponsor Fee	6,018	—
Net realized (gain) loss from investment in bitcoin transferred to pay Sponsor Fee	(3,641)	(593)
Net realized (gain) loss from investment in bitcoin sold for redemptions	(37,591)	73,204
Net change in unrealized (appreciation) depreciation on investment in bitcoin	(727,797)	(434,346)
Changes in operating assets and liabilities:
Increase (Decrease) in Payable for bitcoin purchased	61,426	—
Increase (Decrease) in Sponsor Fee payable	72	371
Net cash provided by (used in) operating activities	(112,625)	(2,142,603)

Cash flow from financing activities
Creations for Shares issued	1,992,010	2,843,884
Redemptions for Shares redeemed	(1,879,385)	(701,281)
Net cash provided by (used in) financing activities	112,625	2,142,603

Net increase (decrease) in cash	—	—
Cash, beginning of period	—	0	(1)
Cash, end of period	$—	$—

Supplemental disclosure of noncash financing activities
In-kind purchases of bitcoin	$620	$—

(1) Prior to commencement of operations on January 10, 2024, BAM redeemed the initial seed capital of 4 shares for $200.

The accompanying notes are an integral part of the Financial Statements.

BITWISE Bitcoin ETF

Notes to Financial Statements

SEPTEMBER 30, 2025

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

Bitwise Investments Advisers, LLC (the "Sponsor"), a wholly owned subsidiary of Bitwise Asset Management, Inc. ("BAM") serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares, and operates the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all normal operating expenses of the Trust (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee (the “Sponsor Fee”) and may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also paid the costs of the Trust’s organization.

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

The statements of assets and liabilities and schedules of investment as of September 30, 2025 and December 2024, the statements of cash flows for the nine-month period ended September 30, 2025 and for the period January 10, 2024 (commencement of operations) through September 30, 2024 , and the statements of operations and changes in net assets for the three-month and nine-month periods ended September 30, 2025 and for three-month ended September 30, 2024 and for the period January 10, 2024 (commencement of operations) through September 30, 2024, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for three-month and nine-month period ended September 30, 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected by Lukka, Inc. in their sole discretion, including Binance, Bitfinex, Bitflyer, Bitstamp, Bullish,

Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex, then determining, on each valuation period, the principal market exchange during the 60 minutes prior to 4:00 pm. ET for bitcoin. The Sponsor then identifies that market as the principal market for bitcoin during that period, and uses the price for bitcoin from that venue at 4:00 ET as the principal market price. In evaluating the markets that could be considered principal markets, the Trust considered whether the specific markets were accessible to the Trust, either directly or through an intermediary, at the end of each period.

At September 30, 2025, the principal market and the principal market price for bitcoin, which is composed of the majority of the Trust’s assets as of September 30, 2025, was Crypto.com with a price of $114,401.99.

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$4,700,405	$—	$—	$4,700,405

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$3,762,723	$—	$—	$3,762,723

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of September 30, 2025.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2025 and December 31, 2024, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Bitcoin

As of September 30, 2025, the Trust held a net closing balance of 41,086.7391 bitcoin with a total market value of $4,687,372,416 based on the CME CF Bitcoin Reference Rate - New York Variant ("BRRNY") price of $114,084.80 per bitcoin used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $4,700,404,719 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Crypto.com) of $114,401.99, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of bitcoin and the respective fair value for the nine-month period ended September 30, 2025:

	Quantity of bitcoin	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2024	40,289.1335	$3,762,723
Purchases	18,755.1069	1,953,551
In-kind purchases	5.3800	620
Sales for the redemption of Shares	(17,902.3007)	(1,779,500)
Bitcoin transferred for Sponsor Fee	(60.5806)	(6,018)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	—	3,641
Net realized gain (loss) on investment in bitcoin sold for redemptions	—	37,591
Change in unrealized appreciation (depreciation) on investment in bitcoin	—	727,797
Ending balance as of September 30, 2025	41,086.7391	$4,700,405

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

4. Related Party Transactions and Agreements

The Trust pays a Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. For the nine-month period commencing on January 11, 2024, the day the Shares were initially listed on the Exchange, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through July 10, 2024.

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

See Note 1 for further discussion on related party capital transactions. As of September 30, 2025, the Sponsor owned no Shares of the Trust.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for bitcoin for which qualified custody is available (the “Bitcoin Custodian”). The Bitcoin Custodian is subject to change in the sole discretion of the Sponsor. At September 30, 2025 and December 31, 2024, bitcoin with a market value of $4,630,121,477 and $3,754,078,608 was held by the Bitcoin Custodian, respectively.

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the periods presented)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	For the period January 10, 2024 (commencement of operations) through September 30, 2024
Principal Market NAV per-share, beginning of period	$58.61	$32.67	$50.85	$25.00
Net investment loss [1]	(0.03)	(0.02)	(0.08)	(0.03)
Net realized and change in unrealized on investment in bitcoin [2]	3.62	1.92	11.43	9.60
Net change in net assets from operations	3.59	1.90	11.35	9.57
Principal Market NAV per-share, end of period	$62.20	$34.57	$62.20	$34.57

Total return, at net asset value [2]	6.13%	5.82%	22.32%	38.28%

Ratios to average net assets [3,4]
Net investment loss	(0.20)%	(0.19)%	(0.20)%	(0.14)%
Gross expenses	0.20%	0.20%	0.20%	0.20%
Net expenses	0.20%	0.19%	0.20%	0.14%

1.
Calculated using average Shares outstanding.
2.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust. Total return for the period is not annualized.
3.
Annualized.
4.
For the nine-month period commencing on January 11, 2024, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through July 10, 2024..

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

10. Subsequent Events

The Trust has evaluated subsequent events through November 10, 2025, the date the financial statements were issued, and has determined that there are no material subsequent events that require disclosure.

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

The following charts show the percentage of Premium/(Discount) of the Shares as quoted on the Exchange and the Trust’s NAV and a comparison of the NAV of the Trust vs the market price as quoted on the Exchange for the period from January 2024 to September 2025.

BITB Premium/(Discount): BITB Share Price
vs. NAV per Share (%)
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
Jan-24
Jan-24
Feb-24
Feb-24
Mar-24
Mar-24
Mar-24
Apr-24
Apr-24
May-24
May-24
Jun-24
Jun-24
Jun-24
Jul-24
Jul-24
Aug-24
Aug-24
Aug-24
Sep-24
Sep-24
Oct-24
Oct-24
Nov-24
Nov-24
Nov-24
Dec-24
Dec-24
Jan-25
Jan-25
Feb-25
Feb-25
Mar-25
Mar-25
Mar-25
Apr-25
Apr-25
May-25
May-25
May-25
Jun-25
Jun-25
Jul-25
Jul-25
Aug-25
Aug-25
Aug-25
Sep-25
Sep-25

From January 11, 2024 to September 30, 2025, the Shares of the Trust traded at an average discount, based on closing prices at 4:00 p.m. ET, and an estimated, unaudited, NAV per-share of 0.02%. During that same period, the highest premium was 1.38% on December 24, 2024, and the lowest premium was 0.001% on February 10, 2025. During that same period, the highest discount was 1.79% on May 1, 2024, and the lowest discount was 0.0003% on July 10, 2025.

The following chart shows the price of bitcoin for the period December 31, 2022 through September 30, 2025, as quoted by the Benchmark Provider, using the BRRNY.

Results of Operations

Financial Information for the Three Months and Nine Months ended September 30, 2025 and the Period from January 10, 2024 (Commencement of Operations) to September 30, 2024^

The following table sets forth statements of operations data for the three months and nine months ended September 30, 2025 and three months ended September 30, 2024 and the period from January 10, 2024 (commencement of operations) to September 30, 2024.

Statements of Operations (Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	For the period January 10, 2024 (commencement of operations) through September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—	$—	$—
Expenses
Sponsor Fee	2,342	1,170	6,090	2,848
Total Expenses	2,342	1,170	6,090	2,848
Less: Waivers and Reimbursement	-	(55)	-	(906)
Net Expenses	2,342	1,115	6,090	1,942
Net investment loss	(2,342)	(1,115)	(6,090)	(1,942)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	1,458	359	3,641	593
Net realized gain (loss) on investment in bitcoin sold for redemptions	(7,530)	(49,002)	37,591	(73,204)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	263,696	183,925	727,797	434,346
Net realized and unrealized gain (loss)	257,624	135,282	769,029	361,735
Net increase (decrease) in net assets resulting from operations	$255,282	$134,167	$762,939	$359,793

Comparison of the Three-Month Period ended September 30, 2025 and 2024

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Sponsor Fee

The Trust pays a unitary Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. The Sponsor contractually waived the Sponsor Fee on the first $1 billion of the Trust assets through July 10, 2024, and has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. The Sponsor Fee for the three months ended September 30, 2025 was approximately $2,342, compared to the Sponsor Fee for the three months ended September 30, 2024 of approximately $1,170, of which $55 was contractually waived, resulting in a net Sponsor Fee of approximately $1,115. The increase in Sponsor Fee was primarily related to an increase in the Trust’s net asset value due to an increase in the fair value of bitcoin held by the Trust and the expiration of the Sponsor Fee waiver as of July 11, 2024.

Net Realized Gain (Loss) from Bitcoin

Net realized gain on the sale of bitcoin to pay the Sponsor Fee for the three months ended September 30, 2025 was approximately $1,458, compared to net realized gain on the sale of bitcoin to pay the Sponsor Fee for the three months ended September 30, 2024 of approximately $359. This change was primarily due to the expiration of the Sponsor Fee waiver as of July 11, 2024 and an increase in the fair value of bitcoin sold or transferred by the Trust.

Net realized loss on investment in bitcoin sold for redemptions for the three months ended September 30, 2025 was approximately $7,530, compared to net realized loss on investment in bitcoin sold for redemptions for the three months ended September 30, 2024 of approximately $49,002. This change was primarily due to an increase in the fair value of bitcoin sold by the Trust.

Net Change in Unrealized Appreciation (Depreciation) from Bitcoin

Net change in unrealized appreciation on investment in bitcoin for the three months ended September 30, 2025 was approximately $263,696, compared to net change in unrealized appreciation on investment in bitcoin for the three months ended September 30, 2024 of approximately $183,925. This change was primarily due to an increase in the fair value of bitcoin held by the Trust.

Net Increase (Decrease) in Net Assets resulting from Operations

Net increase in net assets resulting from operations for the three months ended September 30, 2025 was approximately $255,282, compared to net increase in net assets resulting from operations for the three months ended September 30, 2024 of approximately $134,167. This change was primarily due to an increase in net realized gain and an increase in unrealized appreciation on investments in bitcoin, with a net realized and unrealized gain on investment in bitcoin of approximately $257,624, less the Sponsor Fee of $2,342, for the three months ended September 30, 2025, compared to a net realized and unrealized gain on investment in bitcoin of approximately $135,282 less the net Sponsor Fee of $1,115, for the three months ended September 30, 2024.

The change in net realized and unrealized gain (loss) was primarily due to fluctuations in the bitcoin price during the respective period. For the three-month period ended September 30, 2025, the net realized and unrealized loss on investment in bitcoin was driven by bitcoin BRRNY price appreciation from $107,487.49 per bitcoin as of June 30, 2025 to $114,084.80 per bitcoin as of September 30, 2025. For the three-month period ended September 30, 2024, the net realized and unrealized gain on investment in bitcoin was driven by bitcoin BRRNY price appreciation from $60,330.17 per bitcoin as of June 30, 2024 to $63,410.65 per bitcoin as of September 30, 2024.

Comparison of the Nine-Month Period ended September 30, 2025 and the Period from January 10, 2024 (Commencement of operations) to September 30, 2024

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Sponsor Fee

The Trust pays a unitary Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. The Sponsor contractually waived the Sponsor Fee on the first $1 billion of the Trust assets through July 10, 2024, and has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. The Sponsor Fee for the nine months ended September 30, 2025 was approximately $6,090, compared to the Sponsor Fee for the period from January 10, 2024 (commencement of operations) to September 30, 2024 of approximately $2,848, of which $906 was contractually waived, resulting in a net Sponsor Fee of approximately $1,942. The increase in Sponsor Fee was primarily related to an increase in the Trust’s net asset value due to an increase in the fair value of bitcoin held by the Trust and the expiration of the Sponsor Fee waiver as of July 11, 2024.

Net Realized Gain (Loss) from Bitcoin

Net realized gain on the sale of bitcoin to pay the Sponsor Fee for the nine months ended September 30, 2025 was approximately $3,641, compared to net realized gain on the sale of bitcoin to pay the Sponsor Fee for the period from January 10, 2024 (commencement of operations) to September 30, 2024 of approximately $593. This change was primarily due to the expiration of the Sponsor Fee waiver as of July 11, 2024 and an increase in the fair value of bitcoin sold or transferred by the Trust.

Net realized gain on investment in bitcoin sold for redemptions for the nine months ended September 30, 2025 was approximately $37,591, compared to net realized loss on investment in bitcoin sold for redemptions for the period from January 10, 2024 (commencement of operations) to September 30, 2024 of approximately $73,204. This change was primarily due to an increase in the fair value of bitcoin sold by the Trust.

Net Change in Unrealized Appreciation (Depreciation) from Bitcoin

Net change in unrealized appreciation on investment in bitcoin for the nine months ended September 30, 2025 was approximately $727,797, compared to net change in unrealized appreciation on investment in bitcoin for the period from January 10, 2024 (commencement of operations) to September 30, 2024 of approximately $434,346. This change was primarily due to an increase in the fair value of bitcoin held by the Trust.

Net Increase (Decrease) in Net Assets resulting from Operations

Net increase in net assets resulting from operations for the nine months ended September 30, 2025 was approximately $762,939, compared to net increase in net assets resulting from operations for the period from January 10, 2024 (commencement of operations) to September 30, 2024 of approximately $359,793. This change was primarily due to an increase in net realized gain and an increase in unrealized appreciation on investments in bitcoin, with a net realized and unrealized gain on investment in bitcoin of approximately $769,029, less the Sponsor Fee of $6,090, for the nine months ended September 30, 2025, compared to a net realized and unrealized gain on investment in bitcoin of approximately $361,735, less the Sponsor Fee of $1,942, for the period from January 10, 2024 (commencement of operations) to September 30, 2024.

The change in net realized and unrealized gain (loss) was primarily due to fluctuations in the bitcoin price during the respective period. For the nine-month period ended September 30, 2025, the net realized and unrealized loss on investment in bitcoin was driven by bitcoin BRRNY price appreciation from $93,730.35 per bitcoin as of December 31, 2024 to $114,084.80 per bitcoin as of September 30, 2025. For the period from January 10, 2024 (commencement of operations) to September 30, 2024, the net realized and unrealized gain on investment in bitcoin was driven by bitcoin BRRNY price appreciation from $45,852.66 per bitcoin as of January 10, 2024 (commencement of operations) to $63,410.65 per bitcoin as of September 30, 2024.

^ Amounts displayed are in the '000s, except for per-share/coin references

Net Assets

As of September 30, 2025, the Trust held a net closing balance of 41,086.7391 bitcoin with a total market value of $4,687,372 based on the BRRNY price of $114,084.80 used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $4,700,405 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Crypto.com) of $114,401.99, used to determine the Trust's Principal Market NAV.

Net assets increased to approximately $4,699,649 at September 30, 2025, with a 22.32% increase in Principal Market NAV per-share for the nine months ended September 30, 2025. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation, the net increase in capital share transactions of approximately $174,671, and a net increase resulting from operations of $762,939.

As of September 30, 2024, the Trust held a net closing balance of 39,435.5408 bitcoin with a total market value of $2,500,633 based on the BRRNY price of $63,410.65 used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $2,502,767 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Coinbase) of $63,464.76, used to determine the Trust's Principal Market NAV.

Net assets increased to approximately $2,502,396 at September 30, 2024, with a 38.28% increase in Principal Market NAV per-share for the period from January 10, 2024 (commencement of operations) to September 30, 2024. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation, the net increase in capital share transactions of approximately $2,142,603, and a net increase resulting from operations of $359,793.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2025, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the nine months ended September 30, 2025.

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

Please refer to Note 2 to the financial statements included in this Quarterly Report for further discussion of the Trust’s Significant Accounting Policies.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2025, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the Trust's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 18, 2025, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 28, 2025, other than the update to the risk factors set forth below.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including bitcoin, over the course of 2017, followed by steep drawdowns throughout 2018 in digital asset trading prices, including for bitcoin. These drawdowns notwithstanding, digital asset prices, including bitcoin, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak, and increased significantly again over the remainder of 2020 and the first half of 2021. Digital asset prices, including bitcoin, continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the third quarter of 2021, as well as throughout 2022. Since then, digital asset prices have continued to fluctuate through 2023, 2024, and early 2025. In October 2025, the crypto markets experienced a sudden flash crash in which automated liquidations reportedly exceeded $19 billion within about 24 hours and total market capitalization fell by roughly 14 percent over several days. The full impact of that event may not yet be fully reflected in the crypto asset ecosystem.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 926 Baskets (comprising 9,260,000 Shares) during the three-month period ended September 30, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2025 – July 31, 2025	1,840,000	$62.95
August 1, 2025 – August 31, 2025	2,560,000	$62.09
September 1, 2025 – September 30, 2025	4,860,000	$60.37

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a "Rule 10b5-1 trading arrangement” or a "non-Rule 10b5-1 trading arrangement" (as such terms defined in Item 408 of Regulation S-K of the 1933 Act) for the nine-month period ended September 30, 2025.

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

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Quarterly Report, including the financial statements and related notes.

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

Bitwise Investment Advisers, LLC as Sponsor of Bitwise Bitcoin ETF

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Operating Officer (Principal Executive Officer)*

By:	/s/ James Bebrin III
	Name:	James Bebrin III
	Title:	Title: Vice President (Principal Financial Officer and Principal Accounting Officer)*

Date: November 10, 2025

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.