Form 10-K
period 2025-12-31
Bitwise Bitcoin ETF
filed 2026-03-02
CIK 1763415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025

or

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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non‑Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes‑Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act.). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $4,255,977,600

As of February 27, 2026, the registrant had 71,970,000 Shares outstanding.

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
•
the extreme volatility of trading price that bitcoin has experienced in recent periods and may continue to experience, which could have a material adverse effect on the value of the Shares of the Trust (plural, the “Shares” or singular, a “Share”);
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
•
the limited history of the Trust;
•
the possibility that the Shares may trade at a price that is at, above or below the Trust’s NAV per Share;
•
changes in laws or regulations, or actions taken by governmental authorities or U.S. federal or state regulatory bodies, including the Securities and Exchange Commission (the “SEC” or the “Commission”) and the Commodity Futures Trading Commission, that may affect the value of the Shares or restrict the use of bitcoin or other crypto assets, the mining activity or the operation of the Bitcoin network, or the bitcoin market in a manner that adversely affects the value of the Shares;
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

Should one (1) or more of these risks discussed in the section entitled “Risk Factors” under Item 1A – Risk Factors of this Annual Report or other uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those described in forward-looking statements. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made, and neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to reflect a change in the Sponsor’s expectations or predictions, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

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

The Trust’s investment objective is to seek to provide shareholders of the Trust (“Shareholders”) with exposure to the value of bitcoin held by the Trust that is reflective of the actual bitcoin market in which investors can purchase or sell bitcoin, less the expenses of the Trust’s operations and other liabilities. In seeking to achieve its investment objective, the Trust holds bitcoin and establishes its net asset value (the “NAV”) by reference to the CME CF Bitcoin Reference Rate - New York Variant (the “BRRNY”). The BRRNY was designed to provide a daily, 4:00 p.m. EST reference rate of the U.S. dollar price of one (1) bitcoin and is calculated by CF Benchmarks Ltd. (the “Benchmark Provider”) based on an aggregation of executed trade flow of major bitcoin trading platforms (the “Constituent Platforms”).

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

The Sponsor maintains a website for the Trust, www.BITBetf.com, through which the Trust’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

Principal Investment Strategies

In seeking to achieve its investment objective, the Trust holds bitcoin and establishes its NAV by reference to the BRRNY. The Trust accrues the Sponsor’s management fee (the “Sponsor Fee”) in U.S. dollars and values its bitcoin holdings, net assets and the Shares daily based on the BRRNY. On December 31, 2025, the BRRNY was $87,315.53.

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

Under the Trust-Directed Trade Model, the Sponsor, on behalf of the Trust, is responsible for acquiring bitcoin from a bitcoin trading counterparty that has been approved by the Sponsor (each, a “Bitcoin Trading Counterparty”). As of December 31, 2025, B2C2 USA Inc., Coinbase, Inc., Cumberland DRW LLC, FalconX (d/b/a Solios, Inc.), Flow Traders B.V., CMI Cayman Limited, JSCT, LLC, Nonco Group LLC, Virtu Financial Singapore Pte. Ltd., and Wintermute Trading Ltd. have been approved as Bitcoin Trading Counterparties. JSCT, LLC is an affiliate of Jane Street Capital, LLC, which is an Authorized Participant to the Trust. The Sponsor has entered into contractual agreements with the Bitcoin Trading Counterparties, and these agreements set forth the general parameters under which a transaction in bitcoin will be effectuated, should any transaction with a Bitcoin Trading Counterparty occur. These agreements do not require the Sponsor to utilize any particular Bitcoin Trading Counterparty, and do not create any contractual obligations on the part of any Bitcoin Trading Counterparty to participate in cash orders for creations or redemptions. All transactions between the Sponsor, on behalf of the Trust, and a Bitcoin Trading Counterparty are done on an arm’s-length basis.

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

The CME CF Bitcoin Reference Rate – New York Variant (BRRNY)

The Trust uses the BRRNY to calculate its daily NAV. The BRRNY was designed to provide a daily, 4:00 p.m. Eastern Standard Time (“EST”) reference rate of the U.S. dollar price of one (1) bitcoin that may be used to develop financial products. It is calculated by the Benchmark Provider based on an aggregation of executed trade flow of the Constituent Platforms. The BRRNY uses the same methodology as the CME CF Bitcoin Reference Rate (“BRR”), which was designed by the CME Group and CF Benchmarks Ltd. to facilitate the cash settlement of bitcoin futures contracts traded on the Chicago Mercantile Exchange (“CME”). The only material difference between the BRRNY and BRR is that the BRR measures the U.S. dollar price of one (1) bitcoin as of 4:00 p.m. London time and the BRRNY measures the U.S. dollar price of one (1) bitcoin as of 4:00 pm Eastern time. The CME Group also publishes the CME CF Bitcoin Real Time Index (the “CME Bitcoin Real Time Price”), which is a continuous measure of the U.S. dollar price of one (1) bitcoin calculated once per second. Each of the BRRNY, BRR and the CME Bitcoin Real Time Price is representative of the bitcoin trading activity on the Constituent Platforms, which include, as of December 31, 2025, Coinbase, Bitstamp, ItBit, Kraken, Gemini, Bullish Exchange, Crypto.com, and LMAX Digital.

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

As of December 31, 2025, the BRRNY Constituent Platforms included Coinbase, Bitstamp, ItBit, Kraken, Gemini, Bullish Exchange, Crypto.com, and LMAX Digital.

•
Coinbase: A U.S.-based exchange registered as a money services business (“MSB”) with the Financial Crimes Enforcement Network (“FinCEN”) and licensed as a virtual currency business under the New York State Department of Financial Services (the “NYSDFS”) BitLicense as well as a money transmitter in various U.S. states. Subsidiaries operating internationally are further regulated as e-money providers (Republic of Ireland, Central Bank of Ireland) and Major Payment Institutions (Singapore, Monetary Authority of Singapore).
•
Bitstamp: A U.K.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYSDFS BitLicense as well as a money transmitter in various U.S. states. It is also regulated as a Payments Institution within the European Union and is registered as a Crypto Asset business with the Financial Conduct Authority (“FCA”) in the United Kingdom.
•
Itbit: A U.S.-based exchange that is licensed as a virtual currency business under the NYSDFS BitLicense. It is also registered FinCEN as a MSB with FinCEN and is licensed as a money transmitter in various U.S. states.
•
Kraken: A U.S.-based exchange that is registered as an MSB with FinCEN in various U.S. states, Kraken is registered with the FCA as a Crypto Asset Business and is authorized by the Central Bank of Ireland as a Virtual Asset Service Provider. Kraken also holds a variety of other licenses and regulatory approvals, including from the Canadian Securities Administrators.
•
Gemini: A U.S.-based exchange that is licensed as a virtual currency business under the NYSDFS BitLicense. It is also registered with FinCEN as an MSB and is licensed as a money transmitter in various U.S. states. It is also registered with the FCA as a Crypto Asset Business.
•
Bullish Exchange: A U.K.-based exchange registered as an MSB with FinCEN and licensed as a virtual currency business under the NYSDFS BitLicense as well as a money transmitter in various U.S. states. It is also regulated as a Payments Institution within the European Union and is registered as a Crypto Asset business with the Financial Conduct Authority (“FCA”) in the United Kingdom.
•
Crypto.com: A global digital asset platform registered as an MSB with FinCEN in the U.S. and with FINTRAC in Canada. It holds Money Transmitter Licenses across numerous U.S. states. Internationally, it holds a MiCAR license and is authorized as a Class 3 Virtual Financial Assets (VFA) Service Provider by the Malta Financial Services Authority (MFSA). In the United Kingdom, it is registered with the FCA. It also holds a Major Payment Institution (MPI) license from the Monetary Authority of Singapore (MAS). The company also holds an Australian Financial Services Licence (AFSL) and is registered with AUSTRAC.
•
LMAX Digital: A Gibraltar-based exchange regulated by the Gibraltar Financial Services Commission (“GFSCˮ) as a DLT provider for execution and custody services. LMAX Digital does not hold a BitLicense and is part of LMAX Group, a U.K.-based operator of an FCA-regulated Multilateral Trading Facility and Broker-Dealer.

An oversight function is implemented by the Benchmark Provider in seeking to ensure that the BRRNY is administered through the Benchmark Provider’s codified policies for index integrity. The BRRNY is administered through the Benchmark Provider’s codified policies for index integrity, including a conflicts of interest policy, a control framework, an accountability framework, and an input data policy. It is also subject to the U.K. Benchmarks Regulation, compliance with which regulations has been subject to a Limited Assurance Audit under the International Standard on Assurance Engagements 3000 standard as of September 12, 2022, which is publicly available.

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

In the event that there are errors or irregularities in the calculation and publication of the BRRNY, including delayed, missing data or erroneous data, the Benchmark Provider will apply the “Contingency Calculation Rules” as it relates to the BRRNY that are set forth on the Benchmark Provider’s website. Such rules dictate how the Benchmark Provider will calculate the BRRNY, depending upon the type of error or irregularity. For instance, in the event that no Relevant Transaction occurs on a Constituent Platform on a given day, or one (1) or more Relevant Transactions do occur on the Constituent Platform but cannot be retrieved by the Benchmark Provider, the Constituent Platform is disregarded in the calculation of the BRRNY for that day. In addition, all Relevant Transactions are subject to automated screening for erroneous data. Relevant Transactions that have been flagged as erroneous pursuant to the automated screening and the Contingency Calculation Rules are disregarded in the calculation of the BRRNY for a given day. If, for whatever reason, the Benchmark Provider is unable to calculate and publish the BRRNY by the stipulated dissemination time, it shall publish a notification on its website informing BRRNY users, including the Trust, the calculation and publication have been delayed.

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

Calculation of Net Asset Value (“NAV”)

Under normal circumstances, the Trust’s only asset would be bitcoin and, under limited circumstances, cash. The Trust’s bitcoin are carried, for financial statement purposes, at fair value, as required by the U.S. generally accepted accounting principles (“GAAP”). The Trust’s NAV is determined by the Administrator once each Exchange trading day at 4:00 p.m. EST, or as soon thereafter as practicable. The NAV for a normal trading day is released after 4:00 p.m. EST. Trading during the core trading session on the Exchange typically closes at 4:00 p.m. EST. However, NAVs are not officially struck until later in the day (often by 5:30 p.m. and almost always by 8:00 p.m.). The pause between 4:00 p.m. and 5:30 p.m. (or later) provides an opportunity for the Sponsor to algorithmically detect, flag, investigate, and correct unusual pricing should it occur.

The Administrator calculates the NAV of the Trust by multiplying the number of bitcoin held by the Trust by the BRRNY for such day, adding any additional receivables and subtracting the accrued but unpaid expenses and liabilities of the Trust. The Trust’s NAV per Share is calculated by dividing the Trust’s NAV by the number of Shares then outstanding. The Administrator determines the price of the Trust’s bitcoin by reference to the BRRNY, which is published between 4:00 p.m. and 4:30 p.m. (EST) on every calendar day. The methodology used to calculate the BRRNY price to value bitcoin in determining the NAV of the Trust may not be deemed consistent with GAAP. To the extent the methodology used to calculate the BRRNY is deemed inconsistent with GAAP, the Trust utilizes an alternative GAAP-consistent pricing source for purposes of the Trust’s periodic financial statements.

The Trust’s periodic financial statements may not utilize the NAV of the Trust determined by reference to the BRRNY to the extent the methodology used to calculate the BRRNY is deemed not to be consistent with GAAP. The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with GAAP. The Trust has engaged a third-party vendor to obtain a price from a principal market for bitcoin, which is determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under GAAP, such a price is expected to be deemed a Level 1 input in accordance with the ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

The Trust's NAV and NAV per share are presented in this Annual Report on Form 10-K and are reconciled against GAAP metrics in the financial statements as set forth in Item 8. Financial Statements and Supplementary Data.

Calculation and Dissemination of ITV

The Trust utilizes the CME Bitcoin Real Time Price to calculate an Indicative Trust Value (“ITV”). The ITV is disseminated on a Per-Share basis every 15 seconds during regular Exchange trading hours of 9:30 a.m. to 4:00 p.m. EST. The ITV is intended to provide additional information not otherwise available to the public that may be useful to investors and market professionals in connection with the trading of the Shares on the Exchange. It is calculated by using the prior day’s holdings at close of business and the most recently reported price level of the CME Bitcoin Real Time Price.

The ITV is calculated by using the prior day’s closing NAV per Share of the Trust as a base and updating that value throughout the trading day to reflect changes in the most recently reported price level of the CME Bitcoin Real Time Price. The ITV disseminated during the Exchange core trading session hours should not be viewed as an actual real time update of the NAV, because NAV per Share is calculated only once at the end of each trading day based upon the relevant end of day values of the Trust’s investments. The ITV is disseminated on a Per-Share basis every 15 seconds during regular Exchange core trading session hours of 9:30 a.m. EST to 4:00 p.m. EST. The Exchange disseminates the ITV value through the facilities of CTA/CQ High Speed Lines that allow for high-speed data transmission. In addition, the ITV is published on the Exchange’s website and is available through online information services such as Bloomberg and Reuters. The ITV (which is based upon the CME Bitcoin Real Time Price) may differ from the NAV (which is based upon the BRRNY) due to differences in how the CME Bitcoin Real Time Price and BRRNY are calculated. While the BRRNY is calculated as described in the section above entitled “The CME CF Bitcoin Reference Rate – New York Variant,” the CME Bitcoin Real Time Price is calculated once per second, in real time by utilizing the Order Books of bitcoin – U.S. dollar trading pairs operated by all Constituent Platforms. An “Order Book” is a list of buy and sell orders with associated limit prices and sizes that have not yet been matched, that is reported and disseminated by CF Benchmarks Ltd., as the CME Bitcoin Real Time Price calculation agent. The Order Books are aggregated into one consolidated order book by the CME Bitcoin Real Time Price calculation agent and the bid-price volume curve, ask price-volume curve, mid-price volume curve and mid-spread volume curve are calculated. The mid-price volume curve is the average of the bid price-volume curve (which maps transaction volume to the marginal price per cryptocurrency unit a seller is required to accept in order to sell this volume to the consolidated order book) and the ask price-volume curve (which maps a transaction volume to the marginal price per cryptocurrency unit a buyer is required to pay in order to purchase this volume from the consolidated order book). The mid price-volume curve is weighted by the normalized probability density of the exponential distribution up to the utilized depth (utilized depth being calculated as the maximum cumulative volume for which the mid spread-volume curve does not exceed a certain percentage deviation from the mid price). The CME Bitcoin Real Time Price is then given by the sum of the weighted mid price-volume curve obtained in the previous step.

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

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Authorized Participants must be (i) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions described below, and (ii) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the cash or Shares required for such creation and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trust, without the consent of any Shareholder or Authorized Participant. Authorized Participants must pay the Transfer Agent a non-refundable fee for each order they place to create or redeem one (1) or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person will have any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

Creation Procedures

On any business day, an Authorized Participant may create Shares by placing an order to purchase one (1) or more Baskets with the Transfer Agent through the Marketing Agent in exchange for cash (a “Purchase Order”). Such orders are subject to approval by the Marketing Agent and Transfer Agent. For purposes of processing creation and redemption orders, a “business day” means any day other than a day when the Exchange is closed for regular trading. Purchase Orders must be placed by 2:00 p.m., EST, or the close of regular trading on the Exchange, whichever is earlier (the “Purchase Order Cut-Off Time”). The Purchase Order Cut-Off time may be modified by the Sponsor in its sole discretion. The day on which a Purchase Order is accepted by the Transfer Agent is considered the “Purchase Order Date.”

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

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a Purchase Order, an Authorized Participant agrees to deposit, or cause the deposit of, cash with the Trust in an equivalent amount of cash equal to the required amount of bitcoin as described in the “Determination of Basket Amount” sub-section above, multiplied by the BRRNY price, plus any additional cash required to account for the price at which the Trust agrees to purchase the requisite amount of bitcoin to the extent it is greater than the BRRNY price on each Purchase Order Date. On each Purchase Order Date, the Administrator communicates to the Authorized Participant the full cash amount required to settle the transaction. Authorized Participants may not withdraw a creation request. If an Authorized Participant fails to consummate the foregoing, the Purchase Order would be cancelled. The Sponsor causes to be published each night the amount of bitcoin that is acquired in exchange for each Purchase Order, from which can be computed the estimated amount of cash required to create each Basket, prior to accounting for any additional cash required to acquire the requisite amount of bitcoin if the price paid by the Trust is in excess of the BRRNY on each Purchase Order Date.

An Authorized Participant who places a Purchase Order is responsible for facilitating the delivery of the required amount of cash to the Cash Custodian by 3:00 pm, EST, on the business day following the Purchase Order Date. Pursuant to the cash creation and redemption process, the Trust is responsible for acquiring and selling bitcoin, which it may do pursuant to two different models: (i) the “Trust-Directed Trade Model,” and (ii) the “Agent Execution Model.”

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

Under the Agent Execution Model, the Prime Execution Agent, acting in an agency capacity, conducts bitcoin purchases on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime Execution Agreement. On the evening of the Purchase Order Date, the Trust enters into a transaction to buy bitcoin through the Prime Execution Agent for cash. Because the Trust’s Trading Balance may not be funded with cash on the Purchase Order Date for the purchase of bitcoin in connection with the Purchase Order under the Agent Execution Model, the Trust may borrow Trade Credits in the form of cash from the Trade Credit Lender pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the Purchase Order on the Purchase Order Date. The extension of Trade Credits on the Purchase Order Date allows the Trust to purchase bitcoin through the Prime Execution Agent on the Purchase Order Date, with such bitcoin being deposited in the Trust’s Trading Balance. On the day following the Purchase Order Date, the settlement date of a Purchase Order (the “Purchase Order Settlement Date”), the Trust delivers Shares to the Authorized Participant’s DTC account in exchange for cash received from the Authorized Participant. Where applicable, the Trust uses the cash to repay the Trade Credits borrowed from the Trade Credit Lender. On the Purchase Order Settlement Date for a Purchase Order utilizing the Agent Execution Model, the bitcoin associated with the Purchase Order and purchased on the Purchase Order Date is swept from the Trust’s Trading Balance with the Prime Execution Agent to the Trust Bitcoin Account with the Bitcoin Custodian pursuant to a regular end-of-day sweep process. Transfers of bitcoin into the Trust’s Trading Balance are off-chain transactions and transfers from the Trust’s Trading Balance to the Trust Bitcoin Account are “on-chain” transactions represented on the Bitcoin blockchain. Any financing fee owed to the Trade Credit Lender is deemed part of trade execution costs and embedded in the trade price for each transaction.

As between the Trust and the Authorized Participant, the expense and risk of the difference between the value of bitcoin calculated by the Administrator for daily valuation using the BRRNY and the price at which the Trust acquires the bitcoin are borne solely by the Authorized Participant to the extent that the Trust pays more for bitcoin than the price used by the Trust for daily valuation. Any such additional cash amount is included in the amount of cash calculated by the Administrator on the Purchase Order Date, communicated to the Authorized Participant on the Purchase Order Date, and wired by the Authorized Participant to the Cash Custodian on the Purchase Order Settlement Date.

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

Redemption Procedures

On any business day, an Authorized Participant may place an order with the Transfer Agent through the Marketing Agent to redeem one (1) or more Baskets (a “Redemption Order”). Redemption Orders must be placed by 2:00 pm, EST, which may be modified by the Sponsor in its sole discretion. A Redemption Order is effective on the date it is accepted by the Transfer Agent (the “Redemption Order Date”). The redemption distribution from the Trust in exchange for a redemption of Shares consists of a movement of cash representing the Basket Amount of bitcoin, less any trading expenses incurred by the Trust in liquidating the bitcoin, to the redeeming Authorized Participant or its designee.

Under the Trust-Directed Trade Model, the procedures by which an Authorized Participant can redeem one (1) or more Baskets mirror the procedures for the creation of Baskets under the Trust-Directed Trade Model with an additional safeguard on bitcoin being removed from the Trust Bitcoin Account, which would not occur until cash has been received by the Cash Custodian in an amount equal to the Basket Amount of bitcoin multiplied by the price at which the Trust agrees with the Bitcoin Trading Counterparty to sell the bitcoin on the Redemption Order Date. When seeking to sell bitcoin on behalf of the Trust, the Sponsor seeks to sell bitcoin at a price as close to the BRRNY as practical. Once the trade has been agreed upon with a Bitcoin Trading Counterparty, the transaction generally occurs on an “over-the-counter” basis. Transfers of bitcoin from the Trust Bitcoin Account to the Bitcoin Trading Counterparty are “on-chain” transactions represented on the Bitcoin blockchain. The Authorized Participant must deliver the Shares represented by the Basket to be redeemed to the Trust’s DTC account by end of day EST on the business day following the Redemption Order Date (the “Redemption Order Settlement Date”). The Bitcoin Custodian would not send the Basket Amount of bitcoin from the Trust Bitcoin Account to the Bitcoin Trading Counterparty until the Cash Custodian has received the cash from the Bitcoin Trading Counterparty and is instructed by the Sponsor to make such transfer. Once the Bitcoin Trading Counterparty has sent the cash to the Cash Custodian in an agreed upon amount to settle the agreed upon sale of the Basket Amount of bitcoin, the Transfer Agent would notify Sponsor. The Sponsor would then notify the Bitcoin Custodian to transfer the bitcoin to the Bitcoin Trading Counterparty, and the Transfer Agent would facilitate the redemption of Shares in exchange for cash. Once the Authorized Participant has delivered the Shares represented by the Basket to be redeemed to the Trust’s DTC account, the Cash Custodian would wire the requisite amount of cash to the Authorized Participant. Transfers of bitcoin from the Trust Bitcoin Account to the Bitcoin Trading Counterparty are “on-chain” transactions represented on the Bitcoin blockchain. In the event that by the end of the day on the Redemption Order Settlement Date, the Trust’s account at DTC shall not have been credited with the total number of Shares corresponding to the total number of Baskets to be redeemed pursuant to such Redemption Order, the Transfer Agent shall send to the Authorized Participant, the Sponsor and the Bitcoin Custodian via fax or electronic mail message notice of such fact and the Authorized Participant shall have two (2) business days following receipt of such notice to correct such failure. If such failure is not cured within such two (2) business day period, the Transfer Agent (in consultation with the Sponsor) would cancel such Redemption Order and would send via fax or electronic mail message notice of such cancellation to the

Authorized Participant and the Bitcoin Custodian, and the Authorized Participant would be solely responsible for all costs incurred by the Trust, the Transfer Agent, the Sponsor or the Bitcoin Custodian related to the cancelled Redemption Order.

For a redemption of Baskets utilizing the Agent Execution Model, the Authorized Participant may be required to submit a Redemption Order by an earlier than normal order cutoff time (the “Redemption Early Order Cut-Off Time”). The Redemption Early Order Cut-Off Time may be as early as 5:00 p.m. EST on the business day prior to the Redemption Order Date. Once a Redemption Order is received, the Sponsor instructs the Bitcoin Custodian to prepare to transfer the bitcoin associated with the Redemption Order from the Trust Bitcoin Account with the Bitcoin Custodian to the Trust’s Trading Balance with the Prime Execution Agent. For a Redemption Order utilizing the Agent Execution Model, on the evening of the Redemption Order Date, the Prime Execution Agent, acting in an agency capacity, conducts bitcoin sales on behalf of the Trust with third parties through its Coinbase Prime service in exchange for cash. The Trust’s Trading Balance with the Prime Execution Agent may not be funded with bitcoin on the evening of the Redemption Order Date at the time of the intended execution of the sale of bitcoin in connection with the Redemption Order because such bitcoin is still in the Trust Bitcoin Account at the Bitcoin Custodian. In those circumstances the Trust may borrow Trade Credits in the form of bitcoin from the Trade Credit Lender, which allows the Trust to sell bitcoin through the Prime Execution Agent on the evening of the Redemption Order Date, and the cash proceeds are deposited in the Trust’s Trading Balance with the Prime Execution Agent. Such cash is then transferred to the Cash Custodian. The Trust will subsequently transfer the Basket Amount of bitcoin from the Trust Bitcoin Account to the Trust’s Trading Balance with the Prime Execution Agent. Once the Authorized Participant has delivered the Shares represented by the Basket to be redeemed to the Trust’s DTC account, the Cash Custodian will then wire the requisite amount of cash to the Authorized Participant. In the event Trade Credits were used, the Trust will use the bitcoin that is moved from the Trust Bitcoin Account with the Bitcoin Custodian to the Trading Balance with the Prime Execution Agent to repay the Trade Credits borrowed from the Trade Credit Lender. Transfers of bitcoin from the Trust Bitcoin Account to the Trust’s Trading Balance are “on-chain” transactions represented on the Bitcoin blockchain.

Suspension or Rejection of Redemption Orders

The Sponsor may, in its discretion, suspend the right of purchase or redemption or may postpone the Redemption Order Settlement Date, for (i) any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (ii) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Execution Agent, Bitcoin Custodian, Cash Custodian, Administrator, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Bitcoin network, hacking, cybersecurity breach, or power, internet, or Bitcoin network outage, or similar event), or (iii) such other period as the Sponsor determines to be necessary for the protection of the Shareholders of the Trust (for example, where acceptance of the U.S. dollars needed to create each Basket would have certain adverse tax consequences to the Trust or its Shareholders). For example, the Sponsor may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of the Trust’s assets. If the Sponsor has difficulty liquidating the Trust’s positions, e.g., because of a market disruption event, it may be appropriate to suspend redemptions until such time as such circumstances are rectified. None of the Sponsor, the person authorized to take Redemption Orders in the manner provided in the Authorized Participant Agreement, the Bitcoin Custodian or the Cash Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

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

Authorized Participants that do offer to the public Shares from the Basket they create do so at per-Share offering prices that are expected to reflect, among other factors, the trading price of the Shares on the Exchange, the NAV of the Trust at the time the Authorized Participant purchased the Baskets, the NAV of the Shares at the time of the offer of the Shares to the public, the supply of and demand for Shares at the time of sale, and the liquidity of bitcoin or other portfolio investments. Baskets are generally expected to be redeemed when the price per Share is at a discount to the NAV per Share. Shares initially comprising the same Basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one (1) or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits of cash with the Trust in exchange for Baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either the Trust or the Sponsor and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

The value of bitcoin is determined by the supply of and demand for bitcoin. New bitcoin are created and rewarded to the parties providing the Bitcoin network’s infrastructure (“miners”) in exchange for their expending computational power to verify transactions and add them to the Bitcoin blockchain. The Bitcoin blockchain is effectively a decentralized database that includes all blocks that have been solved by miners and it is updated to include new blocks as they are solved. Each bitcoin transaction is broadcast to the Bitcoin network and, when included in a block, recorded in the Bitcoin blockchain. As each new block records outstanding bitcoin transactions, and outstanding transactions are settled and validated through such recording, the Bitcoin blockchain represents a complete, transparent and unbroken history of all transactions of the Bitcoin network.

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

The first step in directly using the Bitcoin network for transactions is to download specialized software referred to as a “bitcoin wallet.” A user’s bitcoin wallet can run on a computer or smartphone, and can be used both to send and to receive bitcoin. Within a bitcoin wallet, a user can generate one (1) or more unique “bitcoin addresses,” which are conceptually similar to bank account numbers. After establishing a bitcoin address, a user can send or receive bitcoin from his or her bitcoin address to another user’s bitcoin address. Sending bitcoin from one bitcoin address to another is similar in concept to sending a bank wire from one person’s bank account to another person’s bank account; however, such transactions are not managed by an intermediary and erroneous transactions generally may not be reversed or remedied once sent.

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

Significant changes to the Bitcoin protocol are typically accomplished through a so-called “Bitcoin Improvement Proposal” or BIP. Such proposals are generally posted on websites, and the proposals explain technical requirements for the protocol change as well as reasons why the change should be accepted by users. Because Bitcoin has no central authority, updating the reference software’s Bitcoin protocol will not immediately change the Bitcoin network’s operations. Instead, the implementation of a change is achieved by users (including miners) downloading and running the updated versions of Bitcoin Core or other Bitcoin software that abides by the new Bitcoin protocol. Users and miners must accept any changes made to the Bitcoin source code by downloading a version of their Bitcoin software that incorporates the proposed modification of the Bitcoin network’s source code. A modification of the Bitcoin network’s source code or protocol is only effective with respect to those Bitcoin users and miners who download it. If an incompatible modification is accepted by a less than overwhelming percentage of users and miners, a division in the Bitcoin network will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork” in the Bitcoin network.

Recent development on the Bitcoin network has enabled some functionality other than the transfer of value on the Bitcoin blockchain. Following the recent activation of Segregated Witness on the Bitcoin network, an alpha version of the Lightning Network was released. The Lightning Network is an open-source decentralized network that enables instant off-blockchain transfers of the ownership of bitcoin without the need for a trusted third party. In 2021, the Bitcoin protocol implemented the Taproot upgrade to add enhanced support for complex transactions on the network such as multi-signature transactions, which require two or more parties to execute a transaction on the Bitcoin network. Other efforts include increased use of smart contracts and distributed registers built into, built atop or pegged alongside the Bitcoin blockchain. The Trust’s activities will not directly relate to such projects, though such projects may utilize bitcoin as tokens for the facilitation of their non-financial uses, thereby potentially increasing the utility of the Bitcoin network as a whole. Conversely, projects that operate and are built within the Bitcoin blockchain may increase the data flow on the Bitcoin network and could either “bloat” the size of the Bitcoin blockchain or slow confirmation times. At this time, such projects remain in early stages.

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

If a malicious actor is able to amass ten (10) percent of the Bitcoin network’s aggregate hashrate, there is estimated to be a 0.1 percent chance that it would be able to overcome six (6) confirmations. Therefore, given the difficulty in amassing such hashrate, six (6) confirmations is an often-cited standard for the validity of transactions. The Trust has adopted a policy whereby a transaction will be deemed confirmed upon this industry standard of six (6) confirmations (the “Confirmation Protocol”). The Bitcoin network targets the addition of one (1) new block to the blockchain approximately every ten (10) minutes. Under standard network conditions and using the Confirmation Protocol, a transaction is typically considered confirmed beyond a reasonable doubt in approximately one (1) hour. Merchants selling high-value goods and services, as well as bitcoin trading platforms and many experienced users, are believed to generally use the six (6) confirmations standard. This confirmation system, however, does not mean that merchants must always wait for multiple confirmations for transactions involving low-value goods and services. As discussed below, the value of a successful double-spending attack involving a low-value transaction may, and perhaps likely will, be significantly less than the cost involved in arranging and executing such double-spending attacks. Furthermore, merchants engaging in low-value transactions may then view the reward of quicker transaction settlements with limited or no Bitcoin blockchain confirmation as greater than the related risk of not waiting for six (6) confirmations with respect to low-value transactions at points of sale. Conversely, for high-value transactions that are not time sensitive, additional settlement security can be provided by waiting for more than six (6) confirmations.

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

Confirmed and validated bitcoin transactions are recorded in blocks added to the Bitcoin blockchain. Each block contains the details of some or all of the most recent transactions that are not memorialized in prior blocks, as well as a record of the award of bitcoin to the miner who added the new block. Each unique block can only be solved and added to the Bitcoin blockchain by one (1) miner; therefore, all individual miners and mining pools on the Bitcoin network must engage in a competitive process of constantly increasing their computing power to improve their likelihood of solving for new blocks. As more miners join the Bitcoin network and its processing power increases, the Bitcoin network adjusts the complexity of a block-solving equation to maintain a predetermined pace of adding a new block to the Bitcoin blockchain approximately every ten (10) minutes.

Mathematically Controlled Supply

The method for creating new bitcoin is mathematically controlled in a manner so that the supply of bitcoin grows at a limited rate pursuant to a pre-set schedule. The number of bitcoin awarded for solving a new block is automatically halved every 210,000 blocks. Thus, the current fixed reward for solving a new block is 3.125 bitcoin per block; the reward decreased from 25 bitcoin to 12.5 bitcoin in July 2016 to 6.25 bitcoin in May 2020, and to 3.125 bitcoin in April 2024. It is estimated to halve again in mid-2028. This deliberately controlled rate of bitcoin creation means that the number of bitcoin in existence will never exceed twenty-one (21) million and that bitcoin cannot be devalued through excessive production unless the Bitcoin network’s source code (and the underlying protocol for bitcoin issuance) is altered. As of December 2025, approximately 19.9 million bitcoins were outstanding and the date when the 21 million Bitcoin limitation will be reached is estimated to be the year 2140.

Competition

As of December 31, 2025, more than 10,000 cryptocurrencies, as tracked by CoinMarketCap.com, have been developed since the inception of bitcoin. While bitcoin remains the most developed digital asset because of the length of time it has been in existence, the investment in the infrastructure that supports it, and the network of individuals and entities that are using bitcoin in transactions, central banks in various countries are actively developing Central Bank Digital Currency (the “CBDC”). As of December 31, 2025, central banks representing at least 137 countries have published work on retail or wholesale CBDCs, ranging from initial research to advanced pilot projects. Whether or not CBDCs incorporate blockchain or similar technologies, they hold certain competitive advantages over cryptocurrencies like bitcoin, particularly because they are legal tender within their issuing jurisdictions. CBDCs could potentially replace or compete with bitcoin as a medium of exchange or store of value. Central banks and other governmental entities have also launched cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technologies to reduce friction in cross-border and interbank payments and settlement processes, and commercial banks and other financial institutions have also announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities. These efforts aim to reduce friction and improve efficiency in financial transactions, which could lessen demand for bitcoin as an alternative payment method.

Regulation of Bitcoin

As bitcoin and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, the SEC, the Office of the Comptroller of the Currency, Commodity Futures Trading Commission (the “CFTC”), FINRA, the Consumer Financial Protection Bureau, the Department of Justice (the “DOJ”), the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (the “IRS”), the Federal Deposit Insurance Corporation (the “FDIC”), the Federal Reserve and state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset exchange markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or have custody of digital assets for users. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

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

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning digital assets, including bitcoin and digital asset markets. In 2023, the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the digital asset industry. In 2024, the U.S. Congress and various federal agencies continued to intensify their oversight. The introduction of the Financial Innovation and Technology for the 21st Century Act (“Fit21”) aimed to establish a comprehensive framework to regulate digital assets by delineating jurisdiction between the SEC and the CFTC. Additionally, the Digital Asset Anti-Money Laundering Act of 2023, championed by Senator Elizabeth Warren, proposed stricter anti-money laundering rules for digital asset service providers, highlighting concerns over illicit activities in the crypto sector. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult.

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

Moreover, the SEC has taken a number of actions. For example, in February 2023, the SEC proposed amendments to the custody rules under Rule 406(4)-2 of the Investment Advisers Act. The proposed rule changes would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6) and expand the current custody rule in 406(4)-2 to cover digital assets and related advisory activities. If enacted as proposed, these rules would likely impose additional regulatory requirements with respect to the custody and storage of digital assets and could lead to additional regulatory oversight of the digital asset ecosystem more broadly. In April 2023, the SEC reopened the comment period of a January 2022 rule proposal that would amend the 1934 Act Rule 3b-16, which defines “exchange” for the purposes of the 1934 Act. If adopted, the proposed rule change would broaden the definition of “exchange” to capture a larger amount of trading activity in the U.S.

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

Shortly after the 2023 Binance case, the SEC brought a similar lawsuit against Coinbase in June 2023, alleging that Coinbase had been operating as an unregistered securities exchange, broker and clearing agency in violation of U.S. federal securities laws. In March 2024, the SEC received a mixed decision when Judge Katherine Polk Failla of the U.S. District Court for the Southern District of New York denied Coinbase’s motion to dismiss the case. Coinbase then sought to appeal the decision to the U.S. Court of Appeals for the Second Circuit in April 2024. On February 27, 2025, the SEC formally filed a joint stipulation with Coinbase to dismiss the ongoing civil enforcement action.

Recent SEC developments indicate possible shifts in its regulatory approach, although the SEC’s long-term direction remains uncertain. In addition to the recent developments aforementioned, the SEC: 1) withdrew Staff Accounting Bulletin 121, eliminating the requirement for companies to recognize a liability and corresponding asset for safeguarding digital assets; and 2) formed a new Crypto Task Force led by Commissioner Hester Peirce aimed at providing greater regulatory clarity to the digital asset industry. That said, any permanent regulatory shift remains uncertain at this time, and there is no assurance a more favorable U.S. regulatory environment will emerge at the federal or state levels. Any adverse regulatory developments or enforcement actions could negatively impact the value of these assets and related products, including the Trust.

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

Under regulations from the NYSDFS, businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYSDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

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

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings that digital assets sold in ICOs may be classified as securities and that both those digital assets and ICOs may be subject to securities regulations. Generally speaking, ICOs are offered and conducted on the Ethereum network or similar “smart contract” platforms, rather than the Bitcoin network; however, bitcoin has been used for consideration in ICOs on multiple networks and ICOs may be conducted using the Bitcoin network. On-going and future regulatory actions may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against digital asset businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital asset activity. In July 2019, U.S. Treasury Department Secretary Steven Mnuchin stated that he had “very serious concerns” about digital assets. Secretary Mnuchin indicated that one source of concern is digital assets’ potential to be used to fund illicit activities. In June 2020, digital asset businesses that are financial institutions were required to comply with the “travel rule” guidelines promoted by the Financial Action Task Force and adopted by government regulators in a substantial number of developed economies. The travel rule requires financial institutions to pass on certain transaction information in connection with financial transfers of size; because of the nature of the Bitcoin network, compliance with this mandate represents a challenge for digital asset businesses including digital asset trading platforms. Despite the introduction of the travel rule, the implementation has been gradual in 2024 with 70% of jurisdictions enacting legislation for the rule, up from previous years, and 15 more in the process.

Various foreign jurisdictions have, and may continue to, in the near future, adopt laws, regulations or directives that affect the Bitcoin network, the bitcoin markets, and their users, particularly digital asset trading platforms and service providers that fall within such jurisdictions’ regulatory scope. Some countries have classified digital assets broadly as “securities,” while others, like Switzerland, Malta, and Singapore, have adopted a more nuanced approach. As a result, digital assets may be considered securities in one country but not in another. In addition, in June 2023, the EU’s Markets in Crypto-Assets Regulation (“MiCA”) regulation entered into force, with regulations for stablecoins coming into effect, and broader rules for digital assets and service providers entered into force in December 2024. MiCA aims to create a unified regulatory framework that could either attract more participants to the EU market or lead to heightened compliance costs for digital asset firms operating there. In contrast, China continues its strict stance on digital assets. After the 2021 crackdown on bitcoin mining, Chinese regulators have remained vigilant, recently intensifying their scrutiny of unauthorized cryptocurrency-related activities and enforcing stringent measures against any local exchanges or OTC platforms operating under the radar. Meanwhile, the United Kingdom has taken steps to bring crypto firms within the fold of its financial regulatory regime. In October 2023, the UK government announced its final proposals on a comprehensive framework for regulating fiat-backed stablecoins, while the Financial Conduct Authority (FCA) ramped up its enforcement actions against unregistered crypto ATMs. Laws and regulations in these and other regions may conflict with those in the U.S., negatively impacting the global acceptance of digital assets by users, merchants, and service providers. Such regulatory divergence may impede the growth and sustainability of the digital asset economy worldwide, potentially reducing the value of digital assets, including bitcoin, and thereby adversely affecting the value of the Shares.

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

Uncertainty about the jurisdiction over digital assets by federal and state authorities has resulted in calls for comprehensive digital asset legislation, and the expansion of the digital asset market, along with significant industry developments in recent years, has led to increased scrutiny by consecutive U.S. Presidents and the U.S. Congress. On January 23, 2025, President Trump issued Executive Order 14178, titled “Strengthening American Leadership in Digital Financial Technology,” which revoked President Biden’s March 2022 Executive Order 14067, “Ensuring Responsible Development of Digital Assets.” Among other things, Trump’s order establishes the President’s Working Group on Digital Asset Markets, tasked with proposing a federal regulatory framework for digital assets within 180 days. This working group is directed to focus on fostering innovation, reducing regulatory burdens, and ensuring U.S. competitiveness in global digital financial markets. Traditional financial services competitors also have long-established relationships with policymakers and have cultivated lobbying efforts to advance their interests. While members of the cryptocurrency industry have begun engaging with policymakers and external advisors to advocate for balanced regulation, the relative infancy of these efforts compared to other industries leaves the cryptocurrency industry vulnerable to unfavorable regulatory outcomes. New laws, regulations, or interpretations of existing regulations may emerge in the U.S. and internationally that are detrimental to digital asset platforms, potentially disrupting the Trust's business operations, financial performance, or growth opportunities. Furthermore, political and advocacy activities from the Trust and the Sponsor aimed at influencing the regulatory environment may attract negative perceptions from investors and the public. Such perceptions could harm the Trust’s reputation and its overall market position, compounding the challenges posed by an increasingly complex and uncertain regulatory landscape. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and those held by the Trust specifically. Any change in the classification of bitcoin may require substantial compliance steps resulting in extraordinary expenses to the Trust. If these developments significantly alter the regulatory landscape, the Sponsor may choose to terminate the Trust, potentially leading to liquidation at a time that could be disadvantageous for Shareholders and adversely impact the value of the Shares.

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
•
Decentralized governance of the Bitcoin network and potential amendments to the Bitcoin network’s protocols and software could, if accepted and authorized by the Bitcoin network community, have a negative impact on the performance of the Trust.
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
•
A “fork” of the Bitcoin blockchain or an airdrop (as defined below) could result in Shareholders incurring a tax liability.
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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. For instance, there were steep increases in the value of certain digital assets, including bitcoin, over the course of 2017, followed by steep drawdowns throughout 2018 in digital asset trading prices, including for bitcoin. These drawdowns notwithstanding, digital asset prices, including bitcoin, increased significantly again during 2019, decreased significantly again in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak, and increased significantly again over the remainder of 2020 and the first half of 2021. Digital asset prices, including bitcoin, continued to experience significant and sudden changes throughout 2021 followed by steep drawdowns in the third quarter of 2021, as well as throughout 2022. Since then, digital asset prices have continued to fluctuate through 2024, 2025, and early 2026.

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

Blockchain participants, including miners, maintain the record of ownership of digital assets. If these entities suffer from cyberattacks or other security incidents (whether from hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or the loss or corruption of data, software, hardware, or other computer equipment, or from the inadvertent transmission of computer viruses or other malware, other forms of malicious attacks, malfeasance, or negligent acts of their personnel, or via other means, including phishing attacks and other forms of social engineering), or if for financial or other reasons they cease to perform these functions, the functioning of the blockchains on which the ownership of digital assets is recorded and the basis of their valuation may be jeopardized. Any such interruption could result in impermissible transfers of digital assets and/or the loss of digital assets and/or their value.

The value of digital assets is dependent, directly or indirectly, on prices established by digital asset exchanges and other digital asset trading venues, which are new and, in most cases, largely unregulated.

Digital asset exchanges and other trading venues on which digital assets trade are relatively new and, in most cases, largely unregulated and may therefore be more exposed to fraud and failure than established, regulated exchanges for securities, derivatives, and other currencies. Much of the daily trading volume of digital assets is conducted on poorly capitalized, unregulated, unaudited, and unaccountable exchanges located outside of the U.S., where there is little to no regulation governing trading. Such exchanges may engage in unethical practices that may have a significant impact on digital asset pricing, such as front-running, wash trading, and trading with insufficient funds. To the extent that digital asset exchanges or other digital asset trading venues are involved in fraud or experience security failures or other operational issues, this could result in a reduction in digital asset market prices and adversely affect an investment in the Shares. The SEC, in March 2017, stated that digital asset exchanges currently lack the ability to enter into surveillance-sharing agreements with significant, regulated markets for trading in digital assets thereby lacking the ability to detect and deter price manipulation. Although there has been improvement on this front with the self-certification of certain bitcoin futures contracts resulting in information sharing agreements between certain futures markets and several digital asset exchanges, regulators still lack the ability to surveil many digital asset exchanges. In addition, users transacting on digital asset trading platforms do not receive many of the market protections that they would when transacting through broker-dealers on registered securities exchanges or alternative trading systems, such as best execution, prohibitions on front running, short sale restrictions, and custody and capital requirements.

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

On large digital asset exchanges, users may buy or sell digital assets for fiat currency or transfer digital assets to other wallets. Operational limits (including regulatory, exchange policy or technical or operational limits) on the size or settlement speed of fiat currency deposits by users into digital asset exchanges may (1) reduce demand on such exchanges, resulting in a reduction in the digital asset price on such exchanges, or (2) reduce supply on such exchanges, potentially resulting in a temporary increase in the digital asset price on such exchanges during the existence of such operational limits. To the extent that fees for the transfer of digital assets either directly or indirectly apply between digital asset exchanges, the impact on digital asset prices due to operational limits on fiat currency deposits and withdrawals may be reduced by “exchange shopping” among digital asset exchange users. For example, a delay in U.S. dollar withdrawals on one site may temporarily increase the price on such site by reducing supply (i.e., sellers transferring digital assets to another exchange without operational limits in order to settle sales more rapidly). However, the resulting increase in price will also reduce demand because bidders on digital assets will follow increased supply on other digital asset exchanges not experiencing operational limits. To the extent that users are able or willing to utilize or arbitrage prices between more than one digital asset exchange, exchange shopping may mitigate the short-term impact of and volatility in digital asset prices due to operational limits on the deposit or withdrawal of fiat currency into or out of larger digital asset exchanges. These risks also apply to other digital asset trading venues, including over-the-counter markets and derivatives platforms, which may be used by public digital asset exchanges and therefore by the Sponsor in calculating the NAV of the Trust.

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

Smart contracts, including those relating to decentralized applications (“dApps”), are a new technology and their ongoing development and operation may result in problems, which could reduce the demand for digital assets, including bitcoin, or cause a wider loss of confidence in blockchain networks, either of which could have an adverse impact on the value of bitcoin and the value of the Shares.

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

The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to do so. For example, there were steep increases in the value of bitcoin over the course of 2021, and multiple market observers asserted that bitcoin was experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in bitcoin trading prices. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011-2012, 2013-2015, and 2017-2018, before repeating again in 2021-2022. Over the course of 2023, bitcoin prices continued to exhibit extreme volatility. Over the past 12 months ending December 31, 2025, bitcoin has exhibited a historical annualized volatility of 43.42% and maximum annual price increase of 42.52%.

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

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets have previously experienced bubbles and may do so again in the future. The bankruptcy of major digital asset companies like Celsius Network, Voyager Digital Ltd., and Three Arrows Capital, along with the collapse of TerraUSD and FTX Trading Ltd. (“FTX”) in late 2022 severely impacted confidence in the digital asset market. These events have led to widespread negative publicity, further bankruptcies, and legal actions, highlighting the volatility and risks inherent in Bitcoin and other digital assets.

In response to these events, the digital asset markets experienced extreme price volatility and other entities in the digital asset industry were, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets is negatively impacted by these events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined.

In addition, regulatory and enforcement scrutiny of digital assets has increased, including from, among others, the DOJ, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. The regulatory landscape for digital assets remains uncertain and continues to evolve. For example, in January 2024, the SEC approved the listing and trading of several bitcoin spot ETFs. This decision came after the U.S. Court of Appeals for the District of Columbia found that the SEC’s previous denial of the Grayscale Bitcoin Trust’s ETF listing was “arbitrary and capricious” due to insufficient explanation, especially given the approval of similar bitcoin futures-based ETFs. For more information about regulatory and enforcement scrutiny of digital assets, see the risk factor entitled “Regulatory changes or actions by federal or state executives or legislators may affect the value of the Shares or restrict the use of bitcoin, its mining activity or the operation of its networks or the digital asset markets in a manner that adversely affects the value of the Shares.”

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

Fluctuations in bitcoin supply due to energy consumption, environmental regulations, and mining restrictions could adversely affect its network security and the value of the Shares

The Bitcoin network requires significant electricity to mine. This energy-consuming process involves the use of specialized high-powered computing equipment. Estimates and data vary widely, but several surveys have compared bitcoin mining’s total energy consumption to that of several small countries. For example, in 2021, Bitcoin’s annual electricity consumption was comparable to that of Poland. In addition, bitcoin mining generates substantial electronic waste, as existing computer chips become obsolete at an increasing rate are discarded as they are replaced with faster models. Increased awareness of these issues has led some companies, notably Tesla and Greenpeace, to restrict or refuse acceptance of bitcoin in payment.

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

The Bitcoin network, like many other digital asset networks, faces significant scaling challenges due to inherent trade-offs between security and scalability in public blockchains. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. A greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single miner on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire ledger of the network. As a result, a digital asset network may be limited in the number of transactions it can process because all miners participate in validating each block and each fully participating node must store and validate all transactions. The Bitcoin network community has failed to achieve consensus around the scaling of the Bitcoin network to increase transaction throughput and reduce Bitcoin blockchain bloat. In 2017, the scaling debate resulted in a material, contentious “hard fork,” a major change or upgrade to the Bitcoin blockchain protocol that is not backward-compatible and often leads to a permanent split in the Bitcoin blockchain, and a variety of proposals for upgrades to the Bitcoin network protocols to allow for more efficient transaction recording. Both hard forks and software upgrades may create uncertainty or fail to achieve their intended improvements, either of which could negatively affect an investment in the Shares.

As of December 2025, the Bitcoin network handled approximately 3 to 8 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets have implemented or are exploring various features to increase the speed and throughput of transactions. However, if improvements in transaction throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. In 2025, the Bitcoin network experienced notable congestion, leading to increased transaction fees and a backlog of unconfirmed transactions. Average transaction fees fluctuated throughout the year, reaching a peak of $3.68 on January 20, 2025. By December 31, 2025, the average transaction fee had decreased to $0.68. If Bitcoin's network throughput continues to lag behind rising usage, rising fees and slower settlement times could limit its practical applications (e.g., micropayments) and reduce demand for bitcoin, potentially impacting its price and the value of the Shares.

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

Federal and state regulators including FinCEN and OFAC have been examining the operations of digital asset networks, digital asset users and the digital asset markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions, or fund criminal or terrorist enterprises. For example, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In August 2022, OFAC banned all transactions by U.S. persons or in the U.S. involving Tornado Cash, a digital asset protocol designed to obfuscate blockchain transactions, by adding Tornado Cash and certain Ethereum wallet addresses associated with the protocol to its Specially Designated Nationals and Blocked Persons List. A large portion of validators globally, as well as notable industry participants such as Centre, the issuer of the USDC stablecoin, have reportedly complied with the sanctions and blacklisted the sanctioned addresses from interacting with their networks. In October 2023, FinCEN issued a notice of proposed rulemaking that identified CVC mixing as a class of transactions of primary money laundering concern and proposed requiring covered financial institutions to implement certain recordkeeping and reporting requirements on transactions that covered financial institutions know, suspect, or have reason to suspect involve CVC mixing within or involving jurisdictions outside the U.S. The DOJ has also arrested and charged the developers of certain digital asset networks and digital assets for crimes related to money laundering and other offenses.

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

Furthermore, Authorized Participants, as broker-dealers, and the Prime Execution Agent and Bitcoin Custodian, as entities licensed to conduct virtual currency business activity by the New York Department of Financial Services and as limited-purpose trust companies subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended, and U.S. economic sanctions laws. The Trust will only accept creation and redemption requests from Authorized Participants who have represented to the Trust that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. The Trust will not hold any bitcoin except that which has been delivered by approved Bitcoin Trading Counterparties or by execution through the Prime Execution Agent, in connection with Authorized Participant creation requests. Moreover, the Prime Execution Agent has represented to the Trust that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and anti-money laundering laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts, including those opened by the Authorized Participants or their agents/partners for purposes of facilitating bitcoin deposits to, and withdrawals from, the Trust’s Trading Balance, as required by law.

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

Forks have already occurred in the Bitcoin network, including a significant fork in August 2017 after a lengthy debate about scaling Bitcoin and increasing transaction capacity. This disagreement resulted in the creation of Bitcoin Cash (“BCH”), which introduced larger block sizes to allow for more transactions per second. BCH represents an intentional fork designed to create a network with distinct features, providing an alternative to Bitcoin. As these forked assets, like BCH, compete with Bitcoin, they can reduce demand for Bitcoin and potentially negatively impact the value of the Shares. The announcement of a hard fork can also drive up demand for the pre-fork asset, as holders anticipate receiving new digital assets after the fork. This anticipation may temporarily raise the price of the original asset. However, following the hard fork, the aggregate value of both resulting assets may be less than the price of the original asset immediately prior to the fork. This pattern was observed during the 2017 BCH fork, where the combined value of Bitcoin and BCH was initially lower than Bitcoin’s pre-fork value.

Forks could occur as a response to security breaches or other critical incidents. While bitcoin itself has not undergone a major fork due to a hack or security breach, the network has been proactive in addressing vulnerabilities to prevent such situations. However, unintentional forks have occurred due to software bugs or compatibility issues between different versions of Bitcoin software. For example, in March 2013, a software bug temporarily caused the Bitcoin blockchain to split into two incompatible chains, creating confusion among users and miners. The issue was resolved quickly, but it highlights how software flaws can unintentionally lead to forks. In cases of unforeseen software flaws, a fork could cause some users and miners to abandon the flawed network, while others may adopt an incompatible version, resulting in a permanent fork. Such a scenario could fragment the network, potentially affecting the security and value of both the original and Forked Assets. A hard fork can also introduce new security risks. For example, during the split between BCH and Bitcoin Satoshi’s Vision in November 2018, concerns about replay attacks emerged. Replay attacks occur when transactions from one network are maliciously or fraudulently repeated on another network. Another risk associated with hard forks is a decrease in overall security, as the fracturing of the network could make it easier for a single miner to gain more than 50% control of the validating power on a smaller or less secure blockchain, making that blockchain more vulnerable to attacks.

The Trust has adopted procedures to address situations involving a fork that result in the creation of Forked Assets that the Trust has a right to claim. Typically, the holder of bitcoin has no discretion with respect to a hard fork; it merely has the right to claim the Forked Asset on a pro rata basis while it continues to hold the same number of bitcoin. Pursuant to the Trust Agreement and Sponsor Agreement, Forked Assets and other Incidental Rights and IR Assets do not constitute property of the Trust, as the Trust has disclaimed ownership of such assets in favor of the Sponsor. Accordingly, the Trust will take no affirmative action to claim the Forked Asset. The Trust Agreement stipulates that, if the Trust nonetheless comes into possession of a Forked Asset, the Sponsor will promptly make a good faith determination (i) as to which digital asset network is regarded by the community as the Bitcoin network and which is the “forked” network and (ii) that the Trust shall as soon as practicable, and, if possible, immediately, distribute such assets to the Sponsor. See the risk factor entitled “Shareholders may not receive the benefits of any forks or “airdrops” below for more details. The Sponsor will base its determination on a variety of then-relevant factors, including, but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of bitcoin, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of the network, mining power on, the Bitcoin network, along with market capitalization and trading activity. While the Sponsor will determine which network is considered the Bitcoin network for the Trust’s purposes, there is no guarantee that the chosen network will end up being the most valuable, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the Bitcoin Custodian, security vendors and the Benchmark Provider on what is generally accepted as bitcoin and should therefore be considered “bitcoin” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

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

Bitcoin’s protocols may also be cloned. Unlike a hard fork, which modifies an existing blockchain and results in two networks with the same genesis block, a clone is a copy of a protocol’s codebase that results in an entirely new blockchain with a new genesis block. Tokens are created solely from the new “clone” network, and, unlike with hard forks, holders of tokens from the original network do not automatically receive tokens from the cloned network. A clone creates a competing network with characteristics substantially similar to the original network but with modifications introduced by the developers of the clone. This competition may affect the market dynamics of the original network. For example, while the Bitcoin network has not experienced major direct cloning, projects like Bitcoin Private (“BTCP”) illustrate how a cloned protocol can affect the price of the original asset. BTCP was created in February 2018 as a merge fork of bitcoin and Zclassic, a substantially identical version of the Zcash Network. This resulted in price volatility for both bitcoin and Zclassic at the time, as market participants speculated on the new asset. Although bitcoin itself has not been directly cloned on a large scale like Zcash was with Zclassic, the potential for such clones to emerge could affect bitcoin’s market value, especially if the cloned network gains traction. If a cloned network were to gain widespread adoption, it could compete with Bitcoin, potentially affecting its demand and, in turn, the value of the Shares.

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

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power dedicated to mining on the Bitcoin network, it may be able to alter the Bitcoin blockchain on which transactions in bitcoin rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one (1) transaction) and prevent the confirmation of other users’ transactions for as long as it maintains control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Bitcoin network or the Bitcoin community did not reject the fraudulent blocks as malicious, reversing any changes made to the Bitcoin blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down the Bitcoin network or cause an increase in the transaction fees paid by users to confirm transactions.

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

Wash Trading

Digital asset trading platforms on which bitcoin trades may be susceptible to wash trading, where offsetting trades are entered for non-bona fide reasons, such as the desire to inflate reported trading volumes. This manipulation may be driven by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume exchanges on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information. Even in the U.S., there have been allegations of wash trading even on regulated trading venues. Any actual or perceived false trading in the digital asset trading venue market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of bitcoin and/or negatively affect the market perception of bitcoin.

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

In particular, in the two weeks that followed the February 7, 2014, halt of bitcoin withdrawals from Mt. Gox, the price of bitcoin fell on other exchanges from around $795 on February 6, 2014, to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. In August 2016, it was reported that almost 120,000 bitcoin, valued at around $72 million at the time, were stolen from Bitfinex, a large digital asset exchange. The value of bitcoin and other digital assets immediately decreased by more than 10% following reports of the theft at Bitfinex. Following the theft at Bitfinex, the value of bitcoin and other digital assets decreased by more than 10%. In July 2017, FinCEN assessed a $110 million fine against BTC-e, a now-defunct digital asset exchange, for facilitating crimes such as drug sales and ransomware attacks. In December 2017, Yapian, the operator of Seoul-based cryptocurrency exchange Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of its assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their exchange accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In January 2018, the Japanese digital asset trading platform Coincheck was hacked, resulting in losses of approximately $535 million in digital assets. The following month, the Italian digital asset trading platform Bitgrail was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset trading platforms, Binance, was hacked, resulting in losses of approximately $40 million worth of bitcoin. In 2021, hackers stole $613 million in various cryptocurrencies, including bitcoin, from Poly Network by exploiting a vulnerability in its smart contract used for cross-chain token transfers. In 2022, $615 million was stolen from Ronin Network which powers the mobile game Axie Infinity due to weakened security measures. The Poly Network and Ronin Network hacks remain two of the biggest cryptocurrency hacks in history.

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

Fraud and Manipulation

Many bitcoin trading platforms are vulnerable to fraud and market manipulation. The lack of regulatory oversight and transparency creates opportunities for bad actors to exploit the system through practices like insider trading, wash trading, and misappropriation of customer funds. These practices not only harm investors but also undermine confidence in the broader digital asset market, leading to price volatility and financial losses. A prime example of such vulnerability was the collapse of FTX in November 2022, one of the largest digital asset trading platforms at the time. FTX halted customer withdrawals amid growing concerns about its liquidity and impending insolvency, which were soon confirmed by its CEO. Shortly after, FTX’s CEO resigned, and the platform, along with its affiliates, filed for bankruptcy in the U.S. Other affiliates initiated insolvency or liquidation proceedings globally. In addition, the DOJ, SEC, and CFTC brought fraud and securities charges against senior FTX executives, accusing them of misusing billions in customer funds and misleading investors about the company’s financial health. During this time, reports emerged that $300 to $600 million in digital assets were suspiciously removed from FTX accounts, although the full nature of these removals remains unclear, raising concerns about possible theft or insider misconduct. The misappropriation of customer funds and lack of transparency led to significant market-wide effects, including a sharp decline in bitcoin’s value.

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

The Shareholders are solely responsible for providing the Trust or its agent with accurate information with respect to its bitcoin wallet and sending and ensuring that their contributions are sent to the correct bitcoin wallet address of the Trust. If a Shareholder’s contributions are sent to the wrong wallet address or are not delivered to the Trust, the Trust will have no liability to the Shareholder. If information provided by a Shareholder proves incorrect, and as a result, bitcoin is not delivered to the Trust, the Trust will have no liability to the Shareholder for the Trust’s good faith reliance on such misinformation.

The loss or destruction of a private key required to access bitcoin may be irreversible. The Bitcoin Custodian’s loss of access to a private key associated with the Trust’s bitcoin could adversely affect an investment in the Shares.

Transfers of bitcoin among users are accomplished via bitcoin transactions (i.e., sending bitcoin from one user to another). The creation of a bitcoin transaction requires the use of a unique numerical code known as a “private key.” In the absence of the correct private key corresponding to a holder’s particular bitcoin, the bitcoin is inaccessible. The custody of the Trust’s bitcoin is handled by the Bitcoin Custodian, and the transfer of bitcoin to and from Authorized Participants is directed by the Sponsor. The Sponsor has reviewed and evaluated the procedures and internal controls of the Trust’s Bitcoin Custodian to safeguard the Trust’s bitcoin holdings. If the Bitcoin Custodian’s internal procedures and controls are inadequate to safeguard the Trust’s bitcoin holdings, and the Trust’s private keys are lost, destroyed or otherwise compromised and no accessible backup exists, the Trust will be unable to access its bitcoin, which could result in a partial or total loss of the Trust’s bitcoin holdings, leading to an adverse impact on the value of an investment in the Shares.

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

Digital assets are also susceptible to border gateway protocol hijacking (“BGP hijacking”). Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and miners are connected to one another by isolating portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on the Bitcoin network, participants may lose faith in the security of Bitcoin, which could affect bitcoin’s value and consequently the value of the Shares.

Any internet failures, connectivity-related attacks, or other operational disruptions that impact the ability to transfer bitcoin could have a material adverse effect on the price of bitcoin and the value of an investment in the Shares.

Decentralized governance of the Bitcoin network and potential amendments to the Bitcoin network’s protocols and software could, if accepted and authorized by the Bitcoin network community, have a negative impact on the performance of the Trust.

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

While the Trust does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the bitcoin market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of bitcoin. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the bitcoin market. In addition, stablecoins are subject to evolving regulatory requirements in the U.S. For example, on July 18, 2025, President Trump signed the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) into law, establishing a federal framework for certain “payment stablecoins,” and U.S. regulators have begun related implementation efforts (including requests for comment and other actions). The GENIUS Act includes provisions addressing the regulatory treatment of certain “payment stablecoins,” including provisions that may affect whether certain payment stablecoins are treated as “securities” under the federal securities laws. However, the scope and interpretation of these provisions and their application to particular stablecoin structures may evolve and may not cover all stablecoin products, programs, or arrangements. In addition, some regulators have argued that certain stablecoins, particularly Tether, are improperly issued without sufficient backing which, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin. There are also allegations that those associated with certain stablecoins may be involved in laundering money or evading sanctions. On February 23, 2021, the New York Attorney General announced a settlement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims of maintaining sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue. In addition, in June 2025 the DOJ announced an action to recover approximately $225.3 million in USDT linked to alleged cryptocurrency investment scams, and in January 2026 the DOJ announced charges alleging that USDT and other crypto assets were used to launder proceeds of corruption. These and similar regulatory, supervisory, and law-enforcement actions may result in the freezing, seizure, delisting, or reduced utility of particular stablecoins, which could reduce liquidity in bitcoin markets and adversely affect the price of bitcoin and, in turn, the value of the Shares.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the bitcoin market. An affiliate of the Sponsor acts as investment manager to a money market fund, the Circle Reserve Fund, which the issuer of USDC uses to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury Department, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at $1.00, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Since then, USDC has generally traded near its intended $1.00 value. but it has experienced fluctuations. Stablecoins are reliant on the U.S. banking system and U.S. treasuries, and the failure of either to function normally could affect stablecoin operations and adversely affect the value of the Shares. In addition, implementation of the GENIUS Act and evolving U.S. stablecoin regulation could require stablecoin issuers and market participants to obtain licenses or approvals, satisfy reserve and disclosure requirements, or restrict certain activities, any of which could affect stablecoin availability and liquidity. An affiliate of the Sponsor also has a minority equity interest in the issuer of USDC.

Some stablecoins have been alleged to be securities under the federal securities laws and the regulatory status of stablecoins remains in flux. For example, on June 5, 2023, the SEC alleged in a complaint that the stablecoin BUSD, a U.S. dollar stablecoin associated with the Binance ecosystem, was a “crypto asset security” and that Binance “offered and sold to U.S. investors as part of a profit-earning scheme within the Binance ecosystem.” However, on June 28, 2024, a federal judge dismissed the SEC's claim that BUSD was a security, stating that the SEC failed to credibly establish that BUSD was offered or sold as such. On May 29, 2025, the SEC filed a joint stipulation to dismiss, with prejudice, the civil enforcement action against Binance entities and founder Changpeng Zhao, and stated that the dismissal decision did not necessarily reflect the Commission’s position on other litigation or proceedings. In another example, in November 2023, the financial technology company PayPal disclosed in a filing that it had received a subpoena from the SEC relating to the PayPal USD stablecoin that requested the production of documents. PayPal later disclosed that, in February 2025, the SEC communicated it was closing this inquiry without enforcement action.

More recently, in April 2025, the SEC’s Division of Corporation Finance staff issued a statement regarding “Covered Stablecoins,” expressing the staff view that the offer and sale of Covered Stablecoins does not involve the offer and sale of securities and that persons participating in the “minting” and redemption of Covered Stablecoins do not need to register such transactions with the Commission under the 1933 Act. This staff statement is not a rule, does not bind the SEC or courts, and may be modified or withdrawn, and it does not address all stablecoin structures (including stablecoins offered with yield, profit-sharing, governance rights, or other investment-like features).

If a widely used stablecoin were determined not to qualify for (or otherwise to fall outside) the statutory and staff positions described above, or a stablecoin-related product or program were legally determined to be a security, this could trigger mass redemptions and broader instability in the digital asset market, negatively impacting the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity and actual stability can have a significant impact on the broader digital asset market, including the market for bitcoin. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a run on Tether or USDC could lead to significant market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including bitcoin), regulatory changes affecting stablecoin issuers or intermediaries, such as exchanges, that support stablecoins, and enforcement actions or sanctions targeting stablecoin-related activity could impact individuals’ willingness to trade on venues that rely on stablecoins, reduce liquidity in the bitcoin market, and affect the value of bitcoin, and in turn impact an investment in the Shares.

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

In addition, bitcoin mining is highly sensitive to energy prices and bitcoin market prices. To mine bitcoin, a bitcoin miner acquires specialized computers that consume significant amounts of energy. As energy prices fluctuate, the marginal cost of bitcoin mining increases and decreases. Conversely, the price of bitcoin and amount of “hashrate” being expended by other bitcoin miners will impact the profitability and likelihood of solving a block and receiving newly mined bitcoin. If the marginal cost of bitcoin mining exceeds the expected profit, miners may cease to expend energy to mine bitcoin. See the risk factor entitled “The prevailing level of transaction fees may adversely affect the usage of the Bitcoin network” for more details. If a material number of miners turn off their mining hardware, the speed of transaction processing on the Bitcoin network may experience a temporary slowdown and the overall security of the Bitcoin network against a 51% attack may be reduced. Furthermore, federal or state governments in key jurisdictions, including the U.S., are considering regulations targeting bitcoin mining’s energy consumption, which could further increase operational costs or restrict miner activity.

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

The BRRNY, which was introduced on February 28, 2022, is based on materially the same methodology (except calculation time) as the BRR, which was first introduced on November 14, 2016, and is the rate on which bitcoin futures contracts are cash-settled in U.S. dollars at the CME. The BRRNY and the BRR have a limited history and their value is an average composite reference rate calculated using volume-weighted trading price data from the Constituent Platforms. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess BRRNY’s performance. The Benchmark Provider has substantial discretion at any time to change the methodology used to calculate the BRRNY, including the Constituent Platforms. The Benchmark Provider does not have any obligation to take into consideration the needs of the Trust, the Shareholders, or anyone else in connection with such changes. There is no guarantee that the methodology currently used in calculating the BRRNY will appropriately track the price of bitcoin in the future. Neither the CME Group nor the Benchmark Provider has any obligation to take into consideration the needs of the Trust or the Shareholders in determining, composing, or calculating the BRRNY or in the selection of the Constituent Platforms used. The Constituent Platforms are chosen by the Benchmark Provider, under the oversight of the CME CF Oversight Committee.

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

The Constituent Platforms have changed over time. For example, effective April 2017, Bitfinex and OKcoin were removed from the BRR due to trading restrictions. On January 25, 2019, ItBit was suspended from the BRR due to data quality issues, which suspension was lifted on February 1, 2019 after the Benchmark Provider confirmed that data quality assurance measures were in place to identify the errors that the ItBit data contained through a full match of parameters. On August 30, 2019, Gemini was added to the BRR followed by LMAX Digital in April 2023. The Benchmark Provider, under the oversight of the CME CF Oversight Committee, may remove or add Constituent Platforms in the future at its discretion. For more information on the inclusion criteria for Constituent Platforms in the BRRNY, see the section entitled “CME CF Bitcoin Reference Rate – New York Variant (BRRNY)” under Item 1 - Business of this Annual Report.

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

If the BRRNY is not available, or if the Sponsor determines, in its sole discretion, that the BRRNY does not reflect an accurate bitcoin price, the Trust’s holdings may be “fair valued” in accordance with the valuation policies approved by the Sponsor. Those valuation policies stipulate that when determining the fair value of bitcoin, the Sponsor may consider all relevant factors available at the time of valuation, and may be based on analytical values determined by the Sponsor using third-party valuation models. In accordance with its valuation policies, the Sponsor expects to utilize a volume-weighted average price or volume-weighted median price of bitcoin provided by a secondary pricing source (the “Secondary Source”). If a Secondary Source is not available or the Sponsor in its sole discretion determines the Secondary Sources are unreliable, the price set by the Trust’s principal market as of 4:00 p.m. EST on the valuation date would be considered for utilization. In the event the principal market price is not available or the Sponsor in its sole discretion determines the principal market valuation is unreliable, the Sponsor will use its best judgment to determine a good faith estimate of fair value based upon all available factors. The Sponsor does not anticipate that the need to “fair value” bitcoin will be a common occurrence.

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

In cases where the Bitcoin network encounters outages or other issuers, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of bitcoin. This could result in the Shares trading at a premium or discount to their NAV. Furthermore, in the event that the market for bitcoin becomes relatively illiquid and thereby materially limiting opportunities for arbitraging by delivering bitcoin in return for Baskets, the price of Shares may diverge from the value of underlying bitcoin, potentially leading to adverse effects on an investment in the Shares.

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

The Trust’s operations rely heavily on the Sponsor, whose limited staffing, potential discontinuance, and conflicts of interest could adversely impact the Trust’s management and stability and the value of the Shares.

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

The Trust’s reliance on a limited number of Authorized Participants to facilitate the creation and redemption of Shares is critical to maintaining an active and efficient trading market. If one (1) or more Authorized Participants or market makers with significant interests in the Shares reduce or withdraw their participation, it could diminish the liquidity of the Shares and potentially result in a decline in their market price, leading to a divergence from the NAV and causing investors to incur losses.

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

In addition, the hedging mechanisms employed by Authorized Participants and market makers, such as futures contracts, to hedge their exposure to bitcoin may not always function as intended during periods of market stress. For example, the bitcoin futures market, although growing, has a limited history and may be less liquid, more volatile, and more susceptible to rapid market fluctuations compared to more established futures markets. Inability to hedge through futures due to liquidity constraints or regulatory changes may further impede the ability of Authorized Participants to manage their exposure, potentially reducing liquidity in the Shares and increasing price volatility.

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

Therefore, holding Shares in the Trust may not perfectly track the performance of bitcoin itself, and over time, the diminishing bitcoin per Share is likely to erode the value of the Shares relative to direct bitcoin holdings, which would adversely affect the overall return on an investment in the Trust.

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

The Trust relies heavily on critical service providers such as the Bitcoin Custodian, Cash Custodian, Prime Execution Agent, and other intermediaries, whose stability and effective operations are essential to the Trust’s functionality and the safekeeping of its assets. The Trust’s reliance on Coinbase Custody for the custody of its bitcoin and on BNY Mellon as the Cash Custodian for cash holdings exposes it to unique risks related to digital asset security, operational disruptions, and the potential insolvency or business failure of these providers. As of the date hereof, Coinbase Global, Inc. (“Coinbase Global”), the parent company of both the Bitcoin Custodian and Prime Execution Agent, is the largest publicly traded digital asset company in the world by market capitalization and is also the largest digital asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally capable providers of digital asset brokerage and custody services, the Bitcoin Custodian serves as the bitcoin custodian and the Prime Execution Agent serves as the prime broker for several competing exchange-traded bitcoin products. Given Coinbase Global’s considerable size and market share, a failure to adequately allocate resources to support all such products that use its services, including the Trust, could create operational disruptions and potential conflicts of interest. For example, if the

Trust needed to utilize the Agent Execution Model to buy or sell bitcoin because no Bitcoin Trading Counterparties were willing or able to effectuate the Trust’s transactions, and the Prime Execution Agent were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

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

Moreover, the complex nature of transferring the Trust’s assets to a new custodian or prime broker in the event of insolvency, business failure, or interruption, default, failure to perform, security breach or other problems of the Bitcoin Custodian or Cash Custodian would present significant challenges. The Sponsor could decide to replace Coinbase Custody pursuant to the Bitcoin Custody Agreement. Similarly, Coinbase Custody or Coinbase Inc. could terminate services under the Bitcoin Custody Agreement or the Prime Execution Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause (as defined in the applicable agreement). During any such transfer, the Trust’s bitcoin and cash could be at risk of loss or mismanagement, negatively affecting the Trust’s performance and potentially resulting in the loss of a substantial portion of the Trust’s assets. In addition, Coinbase Inc. does not guarantee uninterrupted access to its trading platform or the services it provides to the Trust as Prime Execution Agent. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (i) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (ii) the Trust has engaged in unlawful or abusive activities or fraud, (iii) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (iv) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Additionally, any delays in locating a suitable replacement for the Bitcoin Custodian or Cash Custodian, as applicable, could force the Sponsor to terminate the Trust and liquidate its bitcoin holdings, which would disrupt operations and harm Shareholders. Even if a new custodian is found, the need to negotiate new bitcoin custody agreement or cash custody agreement could result in higher operational costs, which would reduce the NAV of the Trust and adversely affect the value of the Shares.

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

Trading on digital asset trading platforms outside the U.S. may be less reliable than U.S. trading platforms and expose investors to higher risks, which may adversely affect the performance of the Trust and the value of Shares.

To the extent any of the Trust’s trading is conducted on digital asset trading platforms outside the U.S., such trading is not regulated by any U.S. governmental agency and may involve unique risks that are not present on U.S. trading platforms. Foreign digital asset markets are often subject to weaker oversight, lack comprehensive investor protection frameworks, and may be more susceptible to sudden regulatory changes, manipulation, and operational disruptions. Global regulatory bodies like the European Union and Asian regulators have been tightening their rules, but enforcement and compliance standards still vary widely across jurisdictions, adding to the risk of trading on these platforms. Additionally, regulatory frameworks in foreign countries may differ significantly from U.S. standards, offering fewer investor protections and making it more difficult to resolve disputes or recover assets in the event of market failures. Exchange closures, hacking incidents, or changes in foreign regulations could adversely impact the Trust’s ability to trade or safeguard its assets. These factors could negatively affect the performance of the Trust and the value of the Shares.

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

The regulatory landscape for digital assets in the U.S. is complex and evolving, with multiple federal and state agencies actively overseeing various aspects of their use, trading, and compliance obligations. These agencies include, but are not limited to, the SEC, the CFTC, the Financial Crimes Enforcement Network (“FinCEN”), the Office of Foreign Assets Control (“OFAC”), the Office of the Comptroller of the Currency, the Federal Reserve Board, the U.S. Treasury Department, the Consumer Financial Protection Bureau, the Federal Trade Commission, the Internal Revenue Service, the DOJ and various state financial regulators and state Attorneys General.

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

In recent years, the SEC has increased enforcement actions and investigations in the crypto sector, targeting entities it deems in violation of securities laws. This includes actions against platforms such as Kraken for offering unregistered securities and staking services, as well as investigations into certain digital asset platforms and service providers. In 2025, the SEC dismissed a number of pending civil enforcement actions involving major crypto market participants, including Coinbase. The SEC also proposed, adopted, or withdrew several rules and issued multiple staff statements and other staff guidance in 2025 that could significantly impact the digital asset industry. The SEC also raised concerns about compliance and market oversight of digital assets, and emphasized retail investor protection and market integrity as key priorities. These regulatory actions and heightened scrutiny extend to emerging areas such as DeFi protocols, creating additional legal challenges and market uncertainty.

However, recent SEC developments indicate possible shifts in its regulatory approach, although the SEC’s long-term direction remains uncertain. The SEC approved multiple spot Bitcoin ETFs for the first time in January 2024 followed by the approval of multiple spot Ethereum ETFs in July 2024, including the Bitwise trusts holding bitcoin and ether. These approvals do not constitute a binding determination of the legal classification of bitcoin or ether under the federal securities laws or the Commodity Exchange Act for all purposes. More recently, the SEC, among other things: (i) issued Staff Accounting Bulletin No. 122 on January 23, 2025, which rescinded Staff Accounting Bulletin No. 121; (ii) announced the formation of a Crypto Task Force on January 21, 2025; (iii) issued multiple staff statements in 2025 addressing, among other things, certain protocol staking activities and disclosure practices for crypto asset ETPs; and (iv) approved orders and exchange rule changes in 2025 affecting crypto asset ETP operations (including permitting in-kind creations and redemptions for certain bitcoin- and ether-based crypto asset ETPs and adopting generic listing standards for commodity-based trust shares). That said, any permanent regulatory shift remains uncertain at this time, and there is no assurance a more favorable U.S. regulatory environment will emerge at the federal or state levels. Any adverse regulatory developments or enforcement actions could negatively impact the value of these assets and related products, including the Trust.

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

In addition, the CFTC has asserted regulatory jurisdiction over the bitcoin futures markets. As the CFTC has determined that bitcoin is a “commodity” under the Commodity Exchange Act (“CEA”), it also has authority to prosecute fraud and manipulation in the cash, or spot, market for bitcoin. However, its oversight of cash or spot market exchanges is generally limited unless those transactions involve collateral, leverage, or financing. The National Futures Association serves as the self-regulatory organization for the U.S. futures industry, including bitcoin futures, but does not have authority over bitcoin’s cash or spot market. Recent enforcement actions by the CFTC underscore its heightened scrutiny of the digital asset markets. In 2023 and 2024, the CFTC launched 47 actions against crypto firms, targeting high-profile entities and executives, including FTX, Binance, and Coinbase, for violations such as illegal off-exchange commodity trading and inadequate AML programs. In September 2025, SEC and CFTC staff issued a joint statement regarding the trading of certain spot crypto asset products on CFTC-registered designated contract markets, and in December 2025 the CFTC announced the first-ever listed spot crypto contract and withdrew certain interpretive guidance relating to retail commodity transactions involving digital assets. These developments illustrate that the scope of CFTC oversight relating to digital assets and spot digital asset markets remains subject to change.

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

Bitcoin and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Russia, Israel, India and Canada. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including bitcoin. Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect digital assets, particularly with respect to digital asset exchanges, trading venues and service providers that fall within such jurisdictions’ regulatory scope. Some countries have classified digital assets broadly as “securities,” while others, like Switzerland, Malta, and

Singapore, have adopted a more nuanced approach. As a result, digital assets may be considered securities in one country but not in another. The European Union’s MiCA regulation seeks to establish a comprehensive framework for digital assets, including stablecoins and crypto-asset service providers. Beyond the EU, the United Kingdom’s Financial Services and Markets Act expands the Financial Conduct Authority’s (“FCA”) oversight of crypto activities, enabling further regulation of stablecoins and other digital assets. The Monetary Authority of Singapore has also introduced stablecoin regulations under its Payment Services Act, and China has maintained strict scrutiny of digital assets following its 2021 prohibition of mining.

Laws and regulations in these and other regions may conflict with those in the U.S., negatively impacting the global acceptance of digital assets by users, merchants, and service providers. Such regulatory divergence may impede the growth and sustainability of the digital asset economy worldwide, potentially reducing the value of digital assets, including bitcoin, and thereby adversely affecting the value of the Shares.

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

In addition to financial regulation, bitcoin mining is increasingly subject to regulatory scrutiny due to its substantial energy usage and environmental impact. As of November 2024, the Bitcoin network’s annualized energy consumption was estimated at approximately 176.62 terawatt-hours (“TWh”), which is higher than the annual energy usage of several nations, including Egypt, Malaysia, and Poland. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations. The high energy consumption has prompted regulators to evaluate policies aimed at curbing bitcoin mining activities and their environmental footprint. For instance, in the U.S., the Biden administration introduced the Digital Asset Mining Energy excise tax, aiming to curb energy consumption by imposing higher operational costs on miners. In March 2024, the administration revived the proposal in its budget for Fiscal Year 2025, suggesting the tax take effect after December 31, 2024. Other states like Montana have taken a more crypto-friendly approach by enacting laws that protect cryptocurrency mining, while Texas has introduced mixed legislation, offering tax exemptions for miners using certain types of energy while limiting participation in energy-saving demand-response programs. Globally, bitcoin mining is also facing legislative hurdles. The European Union has been actively developing measures to address the energy consumption of cryptocurrencies, particularly those utilizing PoW mechanisms like Bitcoin and plans to introduce an energy efficiency label for blockchains to promote more environmentally friendly crypto systems. In response, some miners are migrating to areas with lower energy costs and a higher percentage of renewable energy sources, such as hydro and wind power, to optimize operations and reduce their environmental footprint.

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

Uncertainty about the jurisdiction over digital assets by federal and state authorities has resulted in calls for comprehensive digital asset legislation, and the expansion of the digital asset market, along with significant industry developments in recent years, has led to increased scrutiny by consecutive U.S. Presidents and the U.S. Congress. On January 23, 2025, President Trump issued Executive Order 14178, titled “Strengthening American Leadership in Digital Financial Technology,” which revoked President Biden’s March 2022 Executive Order 14067, “Ensuring Responsible Development of Digital Assets.” Among other things, President Trump’s order establishes the President’s Working Group on Digital Asset Markets, tasked with proposing a federal regulatory framework for digital assets within 180 days. This working group is directed to focus on developing policy recommendations, including potential legislative and regulatory proposals relating to digital asset market structure and stablecoins. In July 2025, the White House released a report described as fulfilling the executive order’s 180-day report requirement. In addition, on March 6, 2025, President Trump issued an executive order establishing a “Strategic Bitcoin Reserve” and a “U.S. Digital Asset Stockpile,” which could affect digital asset markets and increase regulatory and public policy attention to digital assets.

President Trump’s executive order follows ongoing legislative efforts to establish a comprehensive regulatory framework for digital assets. On May 22, 2024, the U.S. House of Representatives passed the Fit21, advancing efforts to establish a federal framework for digital assets. Fit21 seeks to clarify the SEC’s and CFTC’s jurisdiction, granting the CFTC primary oversight of digital commodities while preserving the SEC’s authority over securities. Alongside Fit21, other proposals aim to refine digital asset classifications, disclosure requirements, and tax treatment. However, the future of these regulatory efforts, and how regulatory authority may be divided among regulators, remains uncertain. For example, on July 17, 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025, and on July 18, 2025, the President signed the GENIUS Act into law establishing a federal framework for certain payment stablecoins. In addition, on April 10, 2025, the President signed legislation disapproving an IRS rule that would have expanded certain digital asset tax reporting requirements to certain DeFi participants. There can be no assurance whether, when, or in what form additional federal digital asset legislation will be enacted or how any such legislation will affect bitcoin, the Trust, or the Shares.

Traditional financial services competitors also have long-established relationships with policymakers and have cultivated lobbying efforts to advance their interests. While members of the cryptocurrency industry have begun engaging with policymakers and external advisors to advocate for balanced regulation, the relative infancy of these efforts compared to other industries leaves the cryptocurrency industry vulnerable to unfavorable regulatory outcomes. New laws, regulations, or interpretations of existing regulations may emerge in the U.S. and internationally that are detrimental to digital asset platforms, potentially disrupting the Trust's business operations, financial performance, or growth opportunities. Furthermore, political and advocacy activities from the Trust and the Sponsor aimed at influencing the regulatory environment may attract negative perceptions from investors and the public. Such perceptions could harm the Trust’s reputation and its overall market position, compounding the challenges posed by an increasingly complex and uncertain regulatory landscape.

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

Although currently bitcoin is not regulated or is lightly regulated in most countries, including the U.S., several countries have introduced or are considering new regulations that may severely restrict or outright ban the acquisition, ownership, sale, or use of bitcoin. For instance, in 2024, China continues to maintain a comprehensive ban on cryptocurrency transactions, reinforcing its 2021 stance that outlawed all crypto-related activities, including trading and mining. In India, the government is still in the process of considering a stricter framework for regulating cryptocurrency, with ongoing discussions about whether to impose outright bans on private digital currencies. Russia, in contrast, has imposed increasingly strict regulations, particularly in light of recent geopolitical tensions, with discussions around criminalizing unauthorized cryptocurrency transactions for cross-border use.

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

The Sponsor and the Trust believe that the Trust is not a money transmitter or money services business. To the extent that the activities of the Trust cause it to be deemed a “money services business,” particularly a “money transmitter,” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, the Trust may be required to comply with FinCEN regulations, including those that would mandate the Trust register as a money services business, implement an anti-money laundering program, make certain reports to FinCEN, and maintain certain records. Additionally, certain states require a virtual currency business (or its equivalent) to register at the state level as a money transmitter (or its equivalent), and/or as a virtual currency business (or its equivalent). Similarly, the activities of the Trust or the Sponsor may require it to be licensed at the state level as a money transmitter (or its equivalent) and/or as a virtual currency business (or its equivalent), such as under New York’s Department of Financial Services’ BitLicense regulatory regime. Other states with pending or existing special licensing requirements for cryptocurrency companies include, but are not limited to, California, which is implementing its Digital Financial Assets Law, including certain provisions effective January 1, 2025 and a licensing regime currently scheduled to take effect on July 1, 2026.

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

Along with the Trust’s and Sponsor’s confidential data and information collected in the normal course of the Trust’s activities, the Sponsor, on behalf of the Trust, collects and retains certain types of data, including personally identifiable information, which is subject to certain laws and regulations relating to privacy, data protection, and cybersecurity. The Trust and Sponsor must comply with applicable federal and state laws and regulations governing the collection, retention, processing, storage, disclosure, access, use, security, and privacy of such information in addition to the Trust’s information security and privacy policies and other actual and asserted obligations, including contractual obligations and applicable industry standards. The legal, regulatory, and contractual environment surrounding the foregoing continues to evolve and may be challenging to comply with, and there has been an increasing amount of focus on privacy, data protection, and cybersecurity issues with the potential to affect the Trust’s activities. In 2024, the regulatory landscape became more complex. For example, a growing number of states have enacted privacy laws, with more set to take effect between now and 2026. This patchwork of state laws increases compliance costs and complexity. Additionally, the American Privacy Rights Act (“APRA”) was proposed in April 2024, aiming to establish federal data privacy standards. APRA has not yet been enacted, but if it were enacted, APRA would supersede state laws, further altering compliance requirements.

State privacy laws are also increasingly being used to regulate artificial intelligence (“AI”), particularly in areas involving automated decision-making. The California Privacy Rights Act and Colorado Privacy Act impose requirements on businesses using AI-driven profiling, including restrictions on data sharing when AI influences legal or significant consumer decisions. These and other emerging state laws reflect a broader trend of integrating AI governance within privacy frameworks.

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

On November 10, 2025, the IRS issued Revenue Procedure 2025-31, providing formal guidance addressing how trusts that qualify as investment trusts under Treas. Reg. § 301.7701-4(c) and grantor trusts for Federal income tax purposes can engage in digital asset staking without jeopardizing their favorable tax treatment. The Revenue Procedure does not provide a substantive rule of law but does provide a safe harbor for grantor trust that include staking as a permitted activity. The Revenue Procedure provides that if the safe harbor is met, a trust’s authorization, pursuant to its trust agreement, to stake its digital assets and the resulting staking of the trust’s digital assets do not prevent the trust from qualifying for Federal income tax purposes as a trust classified as an investment trust under Treas. Reg. § 301.7701-4(c) and as a grantor trust. The Trust may not be able to satisfy all of the requirements of the safe harbor provided in the Revenue Procedure but intends to come as close as possible within the Trust’s organizational documents. The Trust is relying upon an opinion of tax counsel concluding that, without regard to the Revenue Procedure, the Trust should be classified as a grantor trust and an investment trust under Treas. Reg. § 301.7701-4(c).

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

The tax treatment of digital assets is still evolving and subject to change. Current IRS guidance indicates that bitcoin is treated as property for U.S. federal income tax purposes and that transactions involving the exchange of bitcoin in return for goods and services are treated as barter exchanges. Such guidance allows transactions in bitcoin to qualify for beneficial capital gains treatment. However, because (i) bitcoin is a new technological innovation, (ii) IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and (iii) there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin, including without limitation the tax treatment of a fork or airdrop, may evolve and change from those described in this Annual Report, possibly with retroactive effect. For example, current guidance indicates that digital asset currencies are neither collectibles nor currencies for the purposes of determining the applicable tax rate; however, the IRS has statutory authority to change its position. If the IRS were to determine that digital assets were collectibles or a currency, the tax rate incurred by investors would be higher. Additional disclosure requirements may also apply to an investment in digital assets. Investors should consult their individual tax advisers to determine if such disclosure requirements apply to them.

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

Under the IRS guidance on digital assets, hard forks, airdrops and similar occurrences with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. Chief Counsel Memorandum 202316008 clarified that a taxpayer holding a digital asset does not have a realization event solely as the result of a protocol upgrade.

Non-U.S. Shareholders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar occurrences.

As used herein, the term “Non-U.S. Shareholder” means a beneficial owner of a Share for U.S. federal income tax purposes that is not (i) a U.S. person (within the meaning of Section 7701(a)(30) of the Internal Revenue Code of 1986, as amended), (ii) a nonresident alien who is present in the U.S. for 183 days or more in a taxable year, (iii) a former U.S. citizen or U.S. resident or an entity that has been expatriated from the U.S., (iv) a person whose income in respect of Shares is effectively connected with the conduct of a trade or business within the U.S., or (v) an entity that is treated as a partnership (or similar pass-through entity) for U.S. federal income tax purposes. Shareholders described in the preceding sentence should consult their advisors regarding the U.S. federal income tax consequences of owning Shares.

IRS guidance on digital assets does not address whether income recognized by a Non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of cash in connection with the Sponsor’s sale of an IR Right and/or IR Asset and contributing such cash back to the Trust. A Non-U.S. Shareholder that is a resident of a country that maintains an income tax treaty with the U.S. may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund, of the 30% withholding tax on its share of any such income.

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

Furthermore, under the Bitcoin Custody Agreement and the Prime Execution Agreement, the liability of both the Bitcoin Custodian and the Prime Execution Agent, excluding instances involving fraud, willful misconduct, or specific indemnification obligations, is capped at the greater of $5 million or the fees paid by the Trust in the prior 12 months, or the value of the affected bitcoin or cash giving rise to the Bitcoin Custodian’s liability. For indemnification obligations related to gross negligence, data protection violations, or legal compliance breaches, their liability is capped at the greater of $5 million or the fees paid by the Trust in the previous 12 months. Additionally, both the Bitcoin Custodian and the Prime Execution Agent are not liable for any indirect, incidental, punitive, or consequential losses, even if aware of the potential for such losses. Bitcoin Custodian’s liability for any single cold storage address is capped at $100 million. In general, both the Bitcoin Custodian and the Prime Execution Agent are not liable under the Bitcoin Custody Agreement or the Prime Execution Agreement except in the event of their negligence, fraud, material violation of applicable law or willful misconduct. They are not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond their reasonable control. In the event of potential losses incurred by the Trust as a result of the Bitcoin Custodian losing control of the Trust’s bitcoin or failing to properly execute instructions on behalf of the Trust, the Bitcoin Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Bitcoin Custodian directly caused such losses. Similarly, the Prime Execution Agent’s liability is also subject to limitations, which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Execution Agent directly caused such losses. For more details, see the section entitled “Custody of the Trust’s Holdings” under Item 1 - Business of this Annual Report.

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

The Bitcoin Custody Agreement contains an agreement by the parties to treat the bitcoin credited to the Trust Bitcoin Account as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Bitcoin Custodian will serve as fiduciary and custodian on the Trust’s behalf. Coinbase Global has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8, it believes that a court would not treat custodied digital assets as part of its general estate in the event the Bitcoin Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements, courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Bitcoin Custodian became subject to insolvency proceedings and a court were to rule that the custodied bitcoin were part of the Bitcoin Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Bitcoin Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Bitcoin Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Bitcoin Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

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

During the rare and limited circumstances when the Trust employs the Agent Execution Model, it may rely on Trade Credits to facilitate short-term purchases and sales of bitcoin. To avoid having to pre-fund purchases or sales of bitcoin, the Trust may borrow bitcoin or cash as Trade Credit from the Trade Credit Lender on a short-term basis pursuant to the Trade Financing Agreement. These Trade Credits are secured by the Trust’s assets, including any cash and bitcoin held in the Trading Balance with the Prime Execution Agent and the Trust Bitcoin Account with the Bitcoin Custodian. If Trade Credits are not available or become exhausted, the Trust may experience delays in executing bitcoin transactions related to creations and redemptions or paying expenses not assumed by the Sponsor. Such delays could cause the Trust’s assets to remain in the Trading Balance for an extended period, exposing Shareholders to price fluctuations that may result in transaction prices deviating significantly from the BRRNY, the reference rate used to determine the Trust’s NAV.

Furthermore, the Sponsor’s decision to use Trade Credits involves the risk that the Trust may not repay its Trade Credit obligations in full by the specified deadline—generally 6:00 p.m. EST on the calendar day immediately following the day the Trade Credit was extended (or, if such day is not a business day, on the next business day). If the Trust fails to repay these obligations, the Trade Credit Lender has a security interest and lien on the Trust’s assets, including its Trading Balance and Bitcoin Account. In such scenarios, the Trade Credit Lender may direct the Prime Execution Agent and the Bitcoin Custodian to liquidate these assets without further consent from the Trust in order to recover the outstanding debt. Any forced liquidation of the Trust’s bitcoin or cash reserves could adversely affect the Trust’s NAV and the value of the Shares, ultimately impacting Shareholders.

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

The Prime Execution Agent relies on bank accounts to provide its trading platform services, including temporarily holding any cash related to a customer’s purchase or sale of bitcoin. In particular, the Prime Execution Agent has disclosed that customer cash held by the Prime Execution Agent, including the cash associated with the Trust’s Trading Balance, is held in one (1) or more bank accounts for the benefit of the Prime Execution Agent’s customers, or in money market funds in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service), provided that such investments are held in accounts in Coinbase’s name for the benefit of customers and are permitted and held in accordance with state money transmitter laws (“Money Market Funds”).

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

The Trust could also suffer losses in the event that a bank in which the Prime Execution Agent holds customer cash, including the cash associated with the Trust’s Trading Balance (which is used by the Prime Execution Agent to move cash flows associated with the Trust’s orders to sell bitcoin in connection with payment of Trust expenses not assumed by the Sponsor), fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. Recently, some banks have experienced financial distress. For example, on March 8, 2023, the California Department of Financial Protection and Innovation (“DFPI”) announced that Silvergate Bank had entered voluntary liquidation, and on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the DFPI, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the New York Department of Financial Services took possession of Signature Bank and appointed the FDIC as receiver. A joint statement by the U.S. Treasury Department, the Federal Reserve, and the FDIC on March 12, 2023, stated that depositors in Signature Bank and SVB would have access to all of their funds, including funds held in deposit accounts, in excess of the insured amount. On May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Following a bidding process, the FDIC entered into a purchase and assumption agreement with JPMorgan Chase

Bank, N.A., to acquire the substantial majority of the assets and assume certain liabilities of First Republic Bank from the FDIC. In August 2023, federal agencies introduced new rules that would require large banks with assets over $100 billion to issue long-term debt sufficient to recapitalize the bank in case of a resolution.

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

While neither the Sponsor nor the Trust has experienced a material cybersecurity incident during the year ended December 31, 2025, cybersecurity threat risks may materially affect either the Sponsor or the Trust, including the Trust’s business strategy, results of operations or financial condition.

Governance

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates. The Sponsor utilizes the cybersecurity program of BAM, the parent of the Sponsor.

BAM's cybersecurity program is managed through a combination of internal leadership and specialized third-party support. BAM employs experienced internal cybersecurity personnel, including a Head of Security and a Senior IT & Security Engineer, who are responsible for cybersecurity strategy, risk management, incident response preparedness, and day-to-day security operations. This internal function is complemented by external cybersecurity firms that provide security advisory services, continuous endpoint detection and response monitoring, and threat intelligence. Senior management maintains oversight of cybersecurity risk through regular reporting, alerts generated by security tools deployed in BAM's information technology environment, and input from third-party security partners. This approach is designed to help BAM prevent, detect, mitigate, and remediate cybersecurity risks in a manner appropriate to its size and risk profile. In addition, BAM has a board of directors that is ultimately responsible for managing and directing the affairs of the Sponsor, including maintaining oversight of risks from cybersecurity threats. Mr. Kim, the Chief Technology Officer of BAM, serves on the BAM board of directors.

Item 2. Properties.

The Trust is a passive entity with no operations, and the Sponsor administers and manages the Trust as described under “Item 1. Business—Description of the Trust Agreement.” The principal office of the Sponsor is located at 250 Montgomery Street, Suite 200, San Francisco, CA 94104. The lease expires on March 1, 2027.

Item 3. Legal Proceedings.

There are no current, past, pending or, to the Sponsor’s knowledge, threatened legal proceedings or administrative actions either by or against the Trust or the Sponsor that could have a material effect on the Trust’s or the Sponsor’s business, financial condition, or operations or any current, past or pending trading suspensions by a securities regulator.

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

Holders

As of December 31, 2025, there was one (1) holder of record of the Trust. This includes Cede & Co. as nominee for DTC for the Shares traded on the Exchange, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on the Exchange or transferred their eligible Shares to their brokerage accounts. Because all of the Trust's Shares are currently held by brokers and other institutions on behalf of Shareholders, the Trust is unable to estimate the total number of Shareholders represented by the record holder.

Dividends

The Trust made no cash dividends to Shareholders during the period ended December 31, 2025. The Trust has no obligation to make periodic distributions to Shareholders nor does it expect to declare or pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Shares and Use of Proceeds

There were no sales of unregistered securities during the year ended December 31, 2025.

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

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

There were no purchases during the year ended December 31, 2025.

The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 1,101 Baskets (comprising 11,010,000 Shares) during the fourth quarter of the year ended December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
October 1, 2025 – October 31, 2025	4,160,000	$61.16
November 1, 2025 – November 30, 2025	2,520,000	$52.15
December 1, 2025 – December 31, 2025	4,330,000	$47.40

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Trust's financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, the Trust's audited financial statements and related notes included elsewhere in this Annual Report, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions the Trust believes to be reasonable. The Trust's actual results could differ materially from those discussed in these forward-looking statements. See “Statement Regarding Forward-Looking Statements” above.

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

Results of Operations

Financial Information for the year ended December 31, 2025 and the Period from January 10, 2024 (Commencement of Operations) to December 31, 2024

The following table sets forth statements of operations data for the year ended December 31, 2025 and the period from January 10, 2024 (commencement of operations) to December 31, 2024.

Statements of Operations

(Amounts in thousands)

	For the year ended December 31, 2025	For the period January 10, 2024 (commencement of operations) through December 31, 2024

Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	8,132	4,577
Total Expenses	8,132	4,577
Less: Waivers and Reimbursement	-	(906)
Net Expenses	8,132	3,671
Net investment loss	(8,132)	(3,671)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	5,019	1,288
Net realized gain (loss) on investment in bitcoin sold for redemptions	(42,062)	(50,869)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(299,207)	1,639,849
Net realized and unrealized gain (loss)	(336,250)	1,590,268
Net increase (decrease) in net assets resulting from operations	$(344,382)	$1,586,597

Financial Information for the Year ended December 31, 2025 and the period from January 10, 2024 (commencement of operations) through December 31, 2024

The following provides a discussion of the material items that impacted the Trust’s financial condition during the applicable period:

Sponsor Fee^

The Trust pays a unitary Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. The Sponsor contractually waived the Sponsor Fee on the first $1 billion of the Trust assets through July 10, 2024, and has been accruing at an annual rate of 0.20% of the Trust’s net assets since then. The Sponsor Fee for the year ended December 31, 2025 was approximately $8,132, compared to the Sponsor Fee for the period from January 10, 2024 (commencement of operations) through December 31, 2024 of approximately $4,577, of which $906 was contractually waived, resulting in a net Sponsor Fee of approximately $3,671. The increase in Sponsor Fee was primarily related to an increase in the Trust’s NAV due to an increase in the fair value of bitcoin held by the Trust and the expiration of the Sponsor Fee waiver as of July 11, 2024.

Net Realized Gain (Loss) from Bitcoin^

Net realized gain on the sale of bitcoin to pay the Sponsor Fee for the year ended December 31, 2025 was approximately $5,019, compared to net realized gain on the sale of bitcoin to pay the Sponsor Fee for the period from January 10, 2024 (commencement of operations) to December 31, 2024 of approximately $1,288. This change was primarily due to the expiration of the Sponsor Fee waiver as of July 11, 2024 and an increase in the fair value of bitcoin held by the Trust.

Net realized loss on investment in bitcoin sold for redemptions for the year ended December 31, 2025 was approximately $42,062, compared to net realized loss on investment in bitcoin sold for redemptions for the period from January 10, 2024 (commencement of operations) to December 31, 2024 of approximately $50,869. This change was primarily due to the decrease in the fair value of bitcoin held by the Trust.

Net Change in Unrealized Appreciation (Depreciation) from Bitcoin^

Net change in unrealized depreciation on investment in bitcoin for the year ended December 31, 2025 was approximately $299,207, compared to net change in unrealized appreciation on investment in bitcoin for the period from January 10, 2024 (commencement of operations) to December 31, 2024 of approximately $1,639,849. This change was primarily due to a decrease in the fair value of bitcoin held by the Trust.

Net Increase (Decrease) in Net Assets resulting from Operations^

Net decrease in net assets resulting from operations for the year ended December 31, 2025 was approximately $344,382, compared to net increase in net assets resulting from operations for the period from January 10, 2024 (commencement of operations) to December 31, 2024 of approximately $1,586,597. This change was primarily due to an increase in net realized loss and a decrease in unrealized appreciation on investments in bitcoin, with a net realized and unrealized loss on investment in bitcoin of approximately $336,250, less the Sponsor Fee of $8,132, for the year ended December 31, 2025, compared to a net realized and unrealized gain on investment in bitcoin of approximately $1,590,268 less the Sponsor Fee of $3,671, for the period from January 10, 2024 (commencement of operations) to December 31, 2024.

The change in net realized and unrealized gain (loss) was primarily due to fluctuations in the bitcoin price during the respective period. For the year ended December 31, 2025, the net realized and unrealized loss on investment in bitcoin was driven by bitcoin BRRNY price depreciation from $93,730.35 per bitcoin as of December 31, 2024 to $87,315.53 per bitcoin as of December 31, 2025. For the period from January 10, 2024 (commencement of operations) to December 31, 2024, the net realized and unrealized gain on investment in bitcoin was driven by bitcoin BRRNY price appreciation from $45,852.66 per bitcoin as of January 10, 2024 (commencement of operations) to $93,730.35 per bitcoin as of December 31, 2024.

Net Assets^

As of December 31, 2025, the Trust held a net closing balance of 38,468.0468 bitcoin with a total market value of $3,358,858 based on the BRRNY price of $87,315.53 used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $3,367,647 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Crypto.com) of $87,544.00, used to determine the Trust's principal market NAV (“Principal Market NAV”).

Net assets decreased to approximately $3,367,050 at December 31, 2025, with a 6.45% decrease in Principal Market NAV per Share for the year ended December 31, 2025. The decrease in net assets primarily resulted from the aforementioned bitcoin price depreciation, the net decrease resulting from capital share transactions of approximately $50,607, and a net decrease resulting from operations of $344,382.

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

Net assets increased to approximately $3,762,039 at December 31, 2024, with a 103.4% increase in Principal Market NAV per Share for the period from January 10, 2024 (commencement of operations) to December 31, 2024. The increase in net assets primarily resulted from the aforementioned bitcoin price appreciation, the net increase resulting from capital share transactions of approximately $2,175,442, and a net increase resulting from operations of $1,586,597.

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

As of December 31, 2025, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off‑balance sheet financing arrangements and have no loan guarantee arrangements or off‑balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the year ended December 31, 2025 or for the period from January 10, 2024 (commencement of operations) to December 31, 2024.

Critical Accounting Policies

Principal Market and Fair Value Determination

The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for bitcoin on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust has engaged a third-party vendor to obtain a price from a principal market for bitcoin, which will be either the market the Trust normally transacts in for bitcoin or, if the Trust does not normally transact in any market or such market suffers an operational interruption and is unavailable, determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades. Under U.S. GAAP, such a price is expected to be deemed a Level 1 input in accordance with ASC Topic 820 because it is expected to be a quoted price in active markets for identical assets or liabilities.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm (PCAOB ID 185)	79
Statements of Assets and Liabilities as of December 31, 2025 and 2024	81
Schedules of Investment as of December 31, 2025 and 2024	82
Statements of Operations For the Year Ended December 31, 2025 and For the Period from January 10, 2024 (Commencement of Operations) to December 31, 2024	83
Statements of Changes in Net Assets For the Year Ended December 31, 2025 and For the Period from January 10, 2024 (Commencement of Operations) to December 31, 2024	84
Statements of Cash Flows For the Year Ended December 31, 2025 and For the Period from January 10, 2024 (Commencement of Operations) to December 31, 2024	85
Notes to Financial Statements	86

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sponsor of
Bitwise Bitcoin ETF:

Opinion on Internal Control Over Financial Reporting

We have audited Bitwise Bitcoin ETF’s (the Trust) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the statements of assets and liabilities of the Trust as of December 31, 2025 and 2024, including the schedules of investment, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025 and for the period from January 10, 2024 (commencement of operations) through December 31, 2024, and the related notes (collectively, the financial statements), and our report dated March 2, 2026 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York
March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Sponsor of
Bitwise Bitcoin ETF:

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Bitwise Bitcoin ETF (the Trust), including the schedules of investment as of December 31, 2025 and 2024, and the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025 and for the period from January 10, 2024 (commencement of operations) through December 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2025, and for the period from January 10, 2024 (commencement of operations) through December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2026 expressed an unqualified opinion on the effectiveness of the Trust’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the existence of and rights to Bitcoin

As discussed in Notes 2 and 3 to the financial statements, the Trust accounts for its investment in bitcoin at fair value in accordance with its classification as an investment company for accounting purposes. As of December 31, 2025, the fair value of the Trust’s investment in bitcoin was $3.37 billion, with a cost basis of $2.03 billion. The Trust’s bitcoin exists and is stored on the Bitcoin blockchain. Private keys associated with the Trust’s bitcoin are secured by a third-party custodian and stored in a segregated custody account. The custodial account uses offline storage, or cold storage, mechanisms to secure the majority of the Trust’s private keys.

We identified the evaluation of the existence of and the Trust’s rights to bitcoin, including the risk that the Trust may not have rights to or control over its investments in bitcoin, as a critical audit matter. A high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to assess the existence of and the Trust’s rights to its investment in bitcoin, as control over and access to bitcoin is provided through private keys stored using third-party custodial services.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the existence of and the Trust’s rights over its investment in bitcoin. We involved professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating the design and operating effectiveness of certain internal controls over the bitcoin performed at the third-party custodian, specifically related to the generation of the private keys, the storing of these keys, and the reconciliation of bitcoin per the custodial service ledgers to the public blockchain. We obtained confirmation of the Trust’s investment in bitcoin held with the third-party custodian as of December 31, 2025, and compared the results of the confirmation to the Trust’s records. We compared the Trust’s record for a selection of on blockchain bitcoin purchase and sale transactions to the records on the public blockchain using software audit tools. We also obtained and assessed evidence that transactions involving bitcoin were appropriately authorized and that the Trust controlled the bitcoin through the third-party custodian. We evaluated the reliability of audit evidence obtained from the public blockchain.

/s/ KPMG LLP

We have served as the Trust’s auditor since 2023.

New York, New York
March 2, 2026

Bitwise Bitcoin ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-Share amounts)

	December 31, 2025	December 31, 2024

Assets
Investment in bitcoin, at fair value (cost $2,027,005 and $2,122,874 as of December 31, 2025 and 2024, respectively)	$3,367,647	$3,762,723
Receivable for bitcoin sold	13,759	—
Receivable for creations	—	8,676
Total assets	3,381,406	3,771,399

Liabilities
Payable for bitcoin purchased	—	8,676
Payable for redemptions	13,759	—
Sponsor Fee payable	597	684
Total liabilities	14,356	9,360

Net Assets	$3,367,050	$3,762,039

Shares issued and outstanding, no par value, unlimited amount authorized	70,780,000	73,980,000
Principal Market NAV per share	$47.57	$50.85

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Schedules of Investment

(Amounts in thousands, except quantity of bitcoin and percentages)

December 31, 2025

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	38,468.0468	$2,027,005	$3,367,647	100.02%
Total Investment		$2,027,005	3,367,647	100.02
Liabilities in excess of other assets			(597)	(0.02)
Net Assets			$3,367,050	100.00%

December 31, 2024

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	40,289.1335	$2,122,874	$3,762,723	100.02%
Total Investment		$2,122,874	3,762,723	100.02
Liabilities in excess of other assets			(684)	(0.02)
Net Assets			$3,762,039	100.00%

^ Crypto assets do not have a singular country or geographic region, therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Operations

(Amounts in thousands)

	For the year ended December 31, 2025	For the period January 10, 2024 (commencement of operations) through December 31, 2024

Investment income
Investment income	$—	$—
Expenses
Sponsor Fee	8,132	4,577
Total Expenses	8,132	4,577
Less: Waivers and Reimbursement	-	(906)
Net Expenses	8,132	3,671
Net investment loss	(8,132)	(3,671)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	5,019	1,288
Net realized gain (loss) on investment in bitcoin sold for redemptions	(42,062)	(50,869)
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(299,207)	1,639,849
Net realized and unrealized gain (loss)	(336,250)	1,590,268
Net increase (decrease) in net assets resulting from operations	$(344,382)	$1,586,597

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Changes in Net Assets

(Amounts in thousands, except change in Shares issued and redeemed)

	For the year ended December 31, 2025	For the period January 10, 2024 (commencement of operations) through December 31, 2024

Increase (decrease) in net assets resulting from operations
Net investment loss	$(8,132)	$(3,671)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	5,019	1,288
Net realized gain (loss) on investment in bitcoin sold for redemptions	(42,062)	(50,869)
Net change in unrealized appreciation (depreciation)	(299,207)	1,639,849
Net increase (decrease) in net assets resulting from operations	(344,382)	1,586,597

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	2,419,885	3,902,520
Redemptions for Shares redeemed	(2,470,492)	(1,727,078)
Net increase (decrease) in net assets resulting from capital share transactions	(50,607)	2,175,442
Total increase (decrease) in net assets from operations and capital share transactions	(394,989)	3,762,039
Net assets
Beginning of period	3,762,039	0	(1)
End of period	$3,367,050	$3,762,039

Shares issued and redeemed
Shares issued	42,610,000	117,270,000
Shares redeemed	(45,810,000)	(43,290,000)
Net increase (decrease) in Shares issued and outstanding	(3,200,000)	73,980,000

(1) Prior to commencement of operations on January 10, 2024, Bitwise Asset Management, Inc. (“BAM”) redeemed the initial seed capital of 4 Shares for $200.00, Bitwise Investment Manager, LLC, an affiliate of the Sponsor, purchased 10,010 Shares of the Trust for $500,500 and then subsequently redeemed those Shares and the Trust formally revised its NAV per Share from $50.00 per Share to $25.00 per Share.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Cash Flows

(Amounts in thousands)

	For the year ended December 31, 2025	For the period January 10, 2024 (commencement of operations) through December 31, 2024

Cash flow from operating activities
Net increase (decrease) in net assets resulting from operations	$(344,382)	$1,586,597
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(2,299,113)	(3,700,640)
Proceeds from bitcoin sold	2,338,168	1,533,874
Transfer of bitcoin to pay for Sponsor Fee	8,220	2,987
Net realized (gain) loss from investment in bitcoin transferred to pay Sponsor Fee	(5,019)	(1,288)
Net realized (gain) loss from investment in bitcoin sold for redemptions	42,062	50,869
Net change in unrealized (appreciation) depreciation on investment in bitcoin	299,207	(1,639,849)
Changes in operating assets and liabilities:
Increase (Decrease) in Sponsor Fee payable	(87)	684
Net cash provided by (used in) operating activities	39,056	(2,166,766)

Cash flow from financing activities
Creations for Shares issued	2,417,677	3,893,844
Redemptions for Shares redeemed	(2,456,733)	(1,727,078)
Net cash provided by (used in) financing activities	(39,056)	2,166,766

Net increase (decrease) in cash	—	—
Cash, beginning of period	—	0	(1)
Cash, end of period	$—	$—

Supplemental disclosure of noncash financing activities
In-kind creations of bitcoin	$10,884	$—

(1) Prior to commencement of operations on January 10, 2024, BAM redeemed the initial seed capital of 4 Shares for $200.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Notes to Financial Statements

December 31, 2025

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

Bitwise Investments Advisers, LLC (the “Sponsor”), a wholly owned subsidiary of BAM serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares, and operates the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all normal operating expenses of the Trust (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee (the “Sponsor Fee”) and may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also paid the costs of the Trust’s organization.

Delaware Trust Company acts as the trustee of the Trust (the “Trustee”) for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act which requires that the Trust have at least one (1) trustee with a principal place of business in the State of Delaware.

The Trust's registration statement on Form S-3 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on January 10, 2024 and the Shares of the Trust were listed on the Exchange on January 11, 2024.

The statements of assets and liabilities and schedules of investment as of December 31, 2025 and 2024, and the statements of operations, cash flows, and changes in net assets for the year ended December 31, 2025 and the period January 10, 2024 (commencement of operations) through December 31, 2024, have been prepared by management of the Sponsor on behalf of the Trust. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the year ended December 31, 2025, and the period-end January 10, 2024 (commencement of operations) through December 31, 2024 have been made, respectively.

Prior to the commencement of operations on January 10, 2024, on November 9, 2023, BAM purchased 4 Shares at a per Share price of $50.00 for $200 in a transaction exempt from registration under Section 4(a)(2) of the 1933 Act (the “Seed Shares”). Delivery of the Seed Shares was made on November 9, 2023. On January 5, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased 10,010 Shares of the Trust at a per Share price of $50.00 for $500,500. On January 10, 2024, BAM redeemed the entirety of its 4 initial Seed Shares for $200 and BIM redeemed the entirety of its 10,010 Shares for $500,500. Following the redemptions, on January 10, 2024, the Trust formally revised its NAV per share from $50.00 per share to $25.00 per share. Additionally, on January 10, 2024, BIM purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at $25.00 per share. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On January 11, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

2. Significant Accounting Policies

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements.

Basis of Presentation

The financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). The Trust is an investment company and follows the specialized accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies.

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements. Actual results could differ from those estimates.

Cash

Generally, the Trust does not intend to hold any cash. Cash includes non-interest-bearing unrestricted cash with one (1) institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits. The Trust has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on such bank deposits.

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

Investment Valuation - Principal Market Net Asset Value (“NAV”)

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP (“Principal Fair Market NAV”), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives bitcoin in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets (“Trading Platform Markets”), each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”).

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are US accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transact on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of bitcoin traded on each Digital Asset Market. For the year ended December 31, 2025, this sort was performed for Digital Asset Markets for the period mid-November through mid-December 2025.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. EST for bitcoin to identify any material notable variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of December 31, 2025, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At December 31, 2025, the principal market and the principal market price for bitcoin, which is composed of the majority of the Trust’s assets as of December 31, 2025, was Crypto.com with a price of $87,544.00.

The Trust determines its principal market (or in the absence of a principal market the most advantageous market) annually and conducts a quarterly analysis to determine (i) if there have been recent changes to each Digital Asset Market’s trading volume and level of activity in the trailing twelve months, (ii) if any Digital Asset Markets have developed that the Trust has access to, or (iii) if recent changes to each Digital Asset Market's price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Trust's determination of its principal market.

The cost basis of the bitcoin received by the Trust in connection with a creation order is recorded by the Trust at the fair value of bitcoin at 4:00 p.m., EST, on the creation date for financial reporting purposes. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of the corresponding Shares to investors.

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

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$3,367,647	$—	$—	$3,367,647

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2024 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$3,762,723	$—	$—	$3,762,723

Calculation of Net Asset Value (NAV) and NAV Per-Share

On each business day, as soon as practicable after 4:00 p.m. EST, the NAV of the Trust is obtained by subtracting all accrued fees and other liabilities of the Trust from the fair value of the bitcoin and other assets held by the Trust. The Bank of New York Mellon (the “Administrator”) computes the NAV per Share by dividing the NAV of the Trust by the number of Shares outstanding on the date the computation is made.

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of December 31, 2025.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of December 31, 2025, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates in; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2025, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Bitcoin

As of December 31, 2025, the Trust held a net closing balance of 38,468.0468 bitcoin with a total market value of $3,358,857,898 based on the CME CF Bitcoin Reference Rate - New York Variant (the "BRRNY") price of $87,315.53 used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $3,367,646,692 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Crypto.com) of $87,544.00, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of bitcoin and the respective fair value for the year ended December 31, 2025:

	Quantity of bitcoin	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2024	40,289.1335	$3,762,723
Purchases	21,837.2036	2,290,437
In-kind creations	124.9948	10,884
Sales for the redemption of Shares	(23,701.7104)	(2,351,927)
Bitcoin transferred for Sponsor Fee	(81.5747)	(8,220)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	—	5,019
Net realized gain (loss) on investment in bitcoin sold for redemptions	—	(42,062)
Change in unrealized appreciation (depreciation) on investment in bitcoin	—	(299,207)
Ending balance as of December 31, 2025	38,468.0468	$3,367,647

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

See Note 1 for further discussion on related party capital transactions. As of December 31, 2025, the Sponsor owned no Shares of the Trust.

5. Creation and Redemption of Shares

The Trust may either create and redeem Shares in-kind for bitcoin (“In-Kind Creations” and “In-Kind Redemptions,” respectively) or for cash (“Cash Creations” and “Cash Redemptions,” respectively). When the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (each, a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares (10,000) comprising a Basket (the “Basket Amount”). For an order to purchase (create) a Basket, the purchase shall be in the amount of bitcoin represented by the Basket Amount (in the case of an In-Kind Creation) or the amount of U.S. dollars needed to purchase the Basket Amount (plus a per-order transaction fee), as calculated by the Administrator (in the case of a Cash Creation). For an order to redeem a Basket, the Sponsor shall either arrange for the Basket Amount of bitcoin to be distributed in-kind (in the case of an In-Kind Redemption) or sold and the cash proceeds (minus a per-order transaction fee) distributed (in the case of a Cash Redemption).

The Trust only creates and redeems Baskets in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). In the case of In-Kind Creations and In-Kind Redemptions, an Authorized Participant or an Authorized Participant’s designee deposits bitcoin directly with the Trust or receives bitcoin directly from the Trust. Shares initially comprising the same Basket but offered by the Authorized Participants to the public at different times may have different offering prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Authorized Participants must pay the Transfer Agent a non-refundable fee for each order they place to create or redeem one (1) or more Baskets. The transaction fee may be waived, reduced, increased or otherwise changed by the Sponsor in its sole discretion. Authorized Participants who make deposits with the Trust in exchange for Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Trust or the Sponsor, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

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

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for bitcoin for which qualified custody is available (the “Bitcoin Custodian”). The Bitcoin Custodian is subject to change in the sole discretion of the Sponsor. At December 31, 2025 and December 31, 2024, bitcoin with a market value of $3,381,406,113 and $3,754,078,608 was held by the Bitcoin Custodian, respectively.

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the periods presented)

	For the year ended December 31, 2025	For the period January 10, 2024 (commencement of operations) through December 31, 2024
Principal Market NAV per-share, beginning of period	$50.85	$25.00
Net investment loss [1]	(0.11)	(0.06)
Net realized and change in unrealized on investment in bitcoin	(3.17)	25.91
Net change in net assets from operations	(3.28)	25.85
Principal Market NAV per-share, end of period	$47.57	$50.85

Total return, at net asset value [2]	(6.45)%	103.40%

Ratios to average net assets
Net investment loss	(0.20)%	(0.16)%[3,4]
Gross expenses	0.20%	0.20%[3,4]
Net expenses	0.20%	0.16%[3,4]

1.
Calculated using average Shares outstanding.
2.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust.
3.
Annualized.
4.
For the six-month period starting on January 11, 2024, the day the Trust began accruing expenses, the Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets through July 10, 2024.

8. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selective members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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

10. Subsequent Events

The Trust has evaluated subsequent events through March 2, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures, as defined under 1934 Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of December 31, 2025, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and to ensure the quality and timeliness of the Trust’s public disclosures with the SEC.

Management’s Annual Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under 1934 Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

KPMG LLP, the independent registered public accounting firm that audited the financial statements as of and for the year ended December 31, 2025 included in this Annual Report on Form 10-K, as stated in their report which is included herein, issued an attestation report on the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025 on page 78.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the most recently completed fiscal quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Bitwise Investment Advisers, LLC is a wholly-owned subsidiary of BAM, the parent of the Sponsor. BAM had 93 employees as of December 31, 2025.

The Sponsor’s Role

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement and Sponsor Agreement. This includes, but is not limited to, (i) purchasing and selling bitcoin on behalf of the Trust, (ii) preparing and providing periodic reports and financial statements on behalf of the Trust for Shareholders, (iii) processing creation and redemption orders for Shares and coordinating the processing of such orders, with the assistance of the Administrator, (iv) selecting and monitoring the Trust’s service providers and from time to time engaging additional, successor or replacement service providers, (v) instructing the Bitcoin Custodian to withdraw the Trust’s bitcoin from the Trust Bitcoin Account as needed to pay Trust Expenses or effectuate a sale of bitcoin in connection with a redemption of Shares, and (vi) upon any dissolution of the Trust, distributing the Trust’s cash proceeds from the sale of the Trust’s remaining bitcoin to the owners of record of the Shares.

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the custodians and their agents. As a result, the officers of the Sponsor may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

BAM, has a board of directors (the “Board”). The Board consists of Corey Mulloy, Hunter Horsley, and Hong Kim. The Board does not have a separately-designated standing audit committee.

The following individual is a non-employee director of BAM:

Corey Mulloy, 54, has served as a Director of BAM since BAM's inception. Mr. Mulloy serves as a General Partner at Highland Capital Partners, which he joined in 1997. Additionally, Mr. Mulloy currently serves on the boards of AmorCode, Gigamon, ZeroFox and Malwarebytes. Mr. Mulloy also serves as a member of the Swarthmore College Investment Committee. Mr. Mulloy earned a Bachelor of Arts in Economics from Swarthmore College in 1994 and a Masters of Business Administration from Harvard Business School in 2001.

The following individuals are the officers of the Sponsor responsible for overseeing the business and operations of the Trust:

Hunter Horsley, 35, is the President and Treasurer of the Sponsor and has served in such capacity since the Sponsor's inception. Mr. Horsley is also a Director and the Chief Executive Officer of BAM and has served in such capacity since BAM's inception. Mr. Horsley has also served as the Chief Executive Officer of BAM since October 2016. Prior to the Sponsor, Mr. Horsley was a product manager at Facebook and Instagram leading efforts in monetization from 2015 to 2016. He graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 2015. Mr. Horsley took two years off of school from 2011 to 2013 to be on the founding team of a technology company called Lore (formerly known as CourseKit) to assist in the development of an online learning tool incorporating social networking features. Lore raised over $6 million in equity, grew to 20 employees, and was sold to Noodle Education, Inc. in 2013. Mr. Horsley was named a member of Forbes’ 2019 “30 Under 30” list.

Paul “Teddy” Fusaro, 40, is the Chief Operating Officer and Corporate Secretary of the Sponsor and has served in such capacity since the Sponsor's inception. Mr. Fusaro has also served as the President of BAM since January 2021. Prior to the

Sponsor, Mr. Fusaro was Senior Vice President and Head of Portfolio Management and Capital Markets at IndexIQ, the exchange-traded fund issuer unit of New York Life Investment Management, a firm with over $550 billion in AUM, from 2013 to 2018. In this capacity he oversaw portfolio management, trading, and operations for a suite of alternative strategy exchange traded funds, mutual funds, and separately managed accounts. Prior to that, from 2009 to 2013, Mr. Fusaro was Vice President of Portfolio Management and co-head of Trading and Operations at Direxion Investments, a $13 billion AUM alternative ETF Sponsor. Earlier in his career, Mr. Fusaro spent time in both equity derivatives and credit derivatives at Goldman Sachs & Co. Since 2022, Mr. Fusaro has served as the Chairman of the Board of Trustees of Bitwise Funds Trust. Mr. Fusaro is a graduate of Providence College.

James Bebrin III, 40, is a Vice President of the Sponsor and has served in such capacity since November 2025. Mr. Bebrin is also the Principal Financial Officer, Asset Management Products, for BAM and has served in such capacity since August 2025. Mr. Bebrin previously served as Director, Head of Controls and Fund Administration, at BAM since September 2021. Prior to BAM, Mr. Bebrin previously served as a Fund Manager of WisdomTree Asset Management from 2015 to 2021.

Phuong Black, 47, is a Vice President of the Sponsor and has served in such capacity since November 2025. Ms. Black is also the Director, Head of Investment Operations, for BAM and has served in such capacity since April 2023. Ms. Black previously served as Director, Head of Fund Operations, at BAM since April 2023 and Operations Manager since January 2022. Prior to joining BAM, Ms. Black was Vice President at BlackRock from 2014 to 2021.

Johanna Collins-Wood, 39, is a Vice President of the Sponsor and has served in such capacity since November 2025. Ms. Collins-Wood is also the General Counsel and Head of Compliance, U.S. Asset Management, for Bitwise, and has served in such capacity since November 2025. Ms. Collins-Wood previously served as Deputy General Counsel at Bitwise from December 2024 to November 2025 and as Senior Counsel at Bitwise from 2021 to December 2024. Prior to joining Bitwise, Ms. Collins-Wood was a senior associate in the fintech and financial services practice group at Wilson, Sonsini, Goodrich & Rosati, LP from 2019 to 2021. Before that, she was an associate in the corporate group at Troutman Pepper Locke LLP from 2017 to 2019. Ms. Collins-Wood began her career as an associate in the capital markets group at Davis Polk & Wardwell LLP in 2013.

The following individuals are executive officers of BAM, the parent of the Sponsor:

•
Hunter Horsley, 35, is also the Chief Executive Officer of BAM and has served in such capacity since BAM's inception in October 2016.
•
Paul “Teddy” Fusaro, 40, is also the President of BAM and has served in such capacity since April 2018. Previously, he served as the Chief Operating Officer at BAM.
•
Matthew Hougan, 49, is the Chief Investment Officer of BAM, and has served in such capacity since October 2020. Mr. Hougan previously served as the Global Head of Research at BAM since February 2018. Prior to BAM, Mr. Hougan served as the Chief Executive Officer of Inside ETFs and Managing Director of Global Finance at Informa PLC, an FTSE 100 company. Before that, he served as the Chief Executive Officer of ETF.com, a venture-backed start-up that was sold in three separate transactions, with the data business sold to FactSet in 2015, the Events business sold to Informa in 2015, and the Media business sold to BATS Global Markets in early 2016. Mr. Hougan also served as the editor for nine years of the Journal of Indexes. Mr. Hougan is a three-time member of Barron’s ETF Roundtable and co-author of the CFA (Chartered Financial Analyst) Institute’s monograph on exchange-traded funds. Mr. Hougan is a graduate of Bowdoin College.
•
Hong Kim, 35, is a Director and the Chief Technology Officer of BAM and has served in such capacity since BAM's inception in October 2016. Prior to BAM, Mr. Kim was a student at the University of Pennsylvania where he graduated with a Bachelor of Science in Computer Science in 2016. While at school, he also worked on Google's back-end infrastructure for Drive. From 2011 to 2013, Mr. Kim took time off from university to work in software security for the South Korean Military.

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

The Code of Ethics, the Insider Trading Policy, and the Compensation Recovery Policy are available, without charge, by written request to the Sponsor at 250 Montgomery Street, Suite 200, San Francisco, CA 94104 or by calling the Sponsor at (415) 707-3663.

Item 11. Executive Compensation.

The Trust has no employees or directors and is managed by the Sponsor. None of the members or officers of the Sponsor receive compensation (including in the form of equity award grants) from the Trust. Accordingly, the Trust has no specific policy or practice on the timing of grants of equity awards in relation to the disclosure of material nonpublic information.

The Trust pays the Sponsor the unitary Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. The Sponsor waived the entire Sponsor Fee on the first $1 billion of Trust assets until July 11, 2024. The Sponsor Fee accrued during the period ended December 31, 2025 was $8,132,160.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plan and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust does not have any directors, officers, or employees. The following table sets forth certain information with respect to beneficial ownership of the shares for each director and executive officer of the Sponsor owning the Trust’s Shares. There were no such persons beneficially owning more than five percent (5%) of the Trust’s Shares as of December 31, 2025.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of March 2, 2026.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Officers and Directors	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Hunter Horsley	*	*
Hong Kim	*	*
James Bebrin III	*	*
Phuong Black	*	*
Johanna Collins-Wood	*	*

* Represents beneficial ownership of less than 1%

Unless otherwise indicated, the address for each shareholder listed in the table above is c/o Bitwise Asset Management, Inc., 250 Montgomery Street, Suite 200, San Francisco, CA 94104.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

General

The Sponsor has not established formal procedures to resolve all potential conflicts of interest. Consequently, shareholders may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Sponsor attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Sponsor to ensure that these conflicts do not, in fact, result in adverse consequences to the Trust.

The Sponsor presently intends to assert that shareholders have, by subscribing for Shares of the Trust, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Sponsor to investors.

The Sponsor

The Sponsor has a conflict of interest in allocating its own limited resources among, when applicable, different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Sponsor also services other affiliates of the Trust, including other digital asset investment vehicles, and their respective clients. Although the Sponsor and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the affairs of the Trust, the Sponsor intends to devote, and to cause its professional staff to devote, sufficient time and resources to manage properly the affairs of the Trust consistent with its or their respective fiduciary duties to the Trust and others.

The Sponsor and BAM are affiliates of each other, and the Sponsor may engage other affiliated service providers in the future. Because of the Sponsor’s affiliated status, it may be disincentivized from replacing affiliated service providers. In connection with this conflict of interest, shareholders should understand that affiliated service providers may receive fees for providing services to the Trust.

The Sponsor and any affiliated service provider may, from time to time, have conflicting demands in respect of their obligations to the Trust and, in the future, to other clients. It is possible that future business ventures of the Sponsor and affiliated service providers may generate larger fees, resulting in increased payments to employees, and therefore, incentivizing the Sponsor and/or the affiliated service providers to allocate it/their limited resources accordingly to the potential detriment of the Trust.

There is an absence of arm’s length negotiation with respect to some of the terms of the Trust, and, where applicable, there has been no independent due diligence conducted with respect to the Trust. The Sponsor will, however, not retain any affiliated service providers for the Trust which the Sponsor has reason to believe would knowingly or deliberately favor any other client over the Trust.

Seed Capital Investors

Prior to the commencement of operations on January 10, 2024, on November 9, 2023, BAM purchased the Seed Shares. Delivery of the Seed Shares was made on November 9, 2023. On January 5, 2024, Bitwise Investment Manager, LLC (“BIM”), an affiliate of the Sponsor, purchased 10,010 Shares of the Trust at a per Share price of $50.00 for $500,500. On January 10, 2024, BAM redeemed the entirety of its 4 Seed Shares for $200 and BIM redeemed the entirety of its 10,010 Shares for $500,500. Following the redemptions, on January 10, 2024, the Trust formally revised its NAV per Share from $50.00 per Share to $25.00 per Share. Additionally, on January 10, 2024, BIM purchased the initial 100,000 Shares of the Trust (the “Seed Baskets”) for $2,500,000, at $25.00 per Share. BIM acted as a statutory underwriter in connection with the initial purchase of the Seed Baskets. On January 11, 2024, BIM sold all of its 100,000 Shares of the Trust for cash.

Proprietary and Individual Trading/Other Clients

The Sponsor and its respective officers, directors, employees and/or affiliates (and the affiliates’ officers, directors and employees) may trade in the bitcoin, bitcoin futures and related contracts, other bitcoin-linked derivatives,or other markets for their own accounts and for the accounts of their clients at the same time that the Sponsor is managing the Trust, and in doing so, subject to their fiduciary duties, may from time-to-time, take positions in their proprietary accounts which are opposite to those held by the Trust or ahead of the Trust and may compete with the Trust for positions in the marketplace. Such trading may create conflicts of interest on behalf of one (1) or more such persons in respect of their obligations to the Trust. Further, such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the bitcoin held by the Trust and, consequently, on the market value of bitcoin. There can be no assurance that any of the foregoing will not have an adverse effect on the performance of the Trust or its Shares.

The Sponsor has adopted policies and procedures that identify the conflicts of interest associated with such trading of bitcoin, bitcoin futures and related contracts or other bitcoin-linked derivatives. These policies are intended to prevent conflicts of interest occurring where the Sponsor or their principals, officers, directors or employees could give preferential treatment to their own accounts or trade their own accounts ahead of or against the Trust. Pursuant to these policies, all principals, officers, directors and employees of the Sponsor, and their family members, must receive prior written clearance from the Sponsor’s chief compliance officer before entering into a transaction in bitcoin, bitcoin futures or any other bitcoin-linked derivative if such transaction exceeds $4,999 in current market value. To the extent any such transaction constitutes a purchase of bitcoin, bitcoin futures or other bitcoin-linked derivative exceeds $4,999 in current market value, the policies require that such bitcoin, bitcoin futures or bitcoin-linked derivative must be held for 60 days before it can be traded or sold.

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

Item 14. Principal Accounting Fees and Services.

(1)
to (4). Fees for services performed by KPMG LLP (“KPMG”) for the periods ended December 31, 2025 and 2024 were as follows:

	Period ended December 31, 2025*	Period ended December 31, 2024*
Audit Fees	$366,000	$275,000
Audit-Related Fees	$—	$28,500
Tax Fees	$—	$—
All Other Fees	$—	$—
Combined Trust:	$366,000	$303,500

* Audit fees for the periods ended December 31, 2025 and December 31, 2024, are fees paid to KPMG for professional services for the audit of the Trust’s annual financial statements included in the Annual Report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit related fees were related to audit consent letters for additional SEC filings for the Trust.

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

Part IV.

Item 15. Exhibits and Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Financial Statements on page 76 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)
Exhibits:

Exhibit No.	Description of Document
3.1	First Amended and Restated Declaration of Trust and Trust Agreement(2)
3.2	Certificate of Trust(2)
3.3	Certificate of Amendment to Certificate of Trust(2)
3.4	State of Delaware Certificate of Amendment to Certificate of Trust(2)
4.1	Description of Registrant's Securities
10.1	Sponsor Agreement(3)
10.2	Form of Authorized Participant Agreement(1)
10.3	Marketing Agreement(1)
10.4	Amended Restated and Consolidated Coinbase Prime Broker Agreement (with Custodian Agreement and Trade Finance Agreement included as exhibits thereto)(8)(10)
10.5	Cash Custody Agreement(1)
10.6	Fund Administration and Accounting Agreement(1)
10.7	Transfer Agency and Services Agreement(1)
10.9	Asset Purchase and Contribution Agreement (5)
19.1	Insider Trading Policy(7)
31.1	Certification by Principal Executive Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934(8)
31.2	Certification by Principal Financial Officer of the Trust Pursuant to Rule 13a‑14(a) under the Securities Exchange Act of 1934(8)
32.1	Certification by Principal Executive Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(8)(9)
32.2	Certification by Principal Financial Officer of the Trust Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002(8)(9)
97.1	Recovery Policy for Erroneously Awarded Incentive-Based Compensation(7)
101.INS	Inline XBRL Instance Document the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document(8)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(8)
104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

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
(7)
Incorporated by reference to the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (File No. 001-41902), filed on March 18, 2025.
(8)
Filed herewith.
(9)
These exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of Bitwise Bitcoin ETF under the 1933 Act or the 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.
(10)
Certain identified information has been excluded from this exhibit because it is both not material and is the type of information that the registrant treats as private or confidential.

Item 16. Form 10‑K Summary.

None.

GLOSSARY OF DEFINED TERMS

The following terms may be used throughout this Annual Report, including the consolidated financial statements and related notes.

1933 Act: The Securities Act of 1933, as amended.

1934 Act: The Securities Exchange Act of 1934, as amended.

Administration Agreement: The Trust Administration and Accounting Agreement with BNY Mellon.

Administrator: BNY Mellon.

Advisers Act: The Investment Advisers Act of 1940.

Agent Execution Model: The model whereby the Prime Execution Agent, acting in an agency capacity, conducts bitcoin purchases and sales on behalf of the Trust with third parties through its Coinbase Prime service pursuant to the Prime

Execution Agreement.

Airdrops: A method to promote the launch and use of new Crypto Assets by providing a small amount of such new

Crypto Assets to the private wallets or exchange accounts that support the new Crypto Asset and that hold existing related

Crypto Assets.

ASIC: Application-specific integrated circuit.

Auditor: KPMG LLP.

Asset Purchase: The purchase and sale of all of the bitcoin owned by the Osprey Trust to the Trust in exchange for the

Consideration Shares as contemplated by APA.

AUL: Authorized user list.

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

Trust Bitcoin Account is established.

Bitcoin Trading Counterparty: The bitcoin trading counterparties that have been approved by the Sponsor.

BitLicense: The license required by the NYSDFS for virtual currency business activity conducted in New York State. The term often is used to describe the regulations promulgated under the New York Banking Law that authorize such licensing process.

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

BRR: CME CF Bitcoin Reference Rate.

BRRNY: CME CF Bitcoin Reference Rate - New York Variant, calculated by CF Benchmarks Ltd. and published by the

CME Group, is the CF Bitcoin-Dollar US Settlement Price that determines the U.S. dollar price of one (1) bitcoin as of 4:00

p.m. EST daily, based on aggregated executed trade flows from major bitcoin trading platforms.

Business Day: Any day other than a day when the Exchange or the New York Stock Exchange is closed for regular trading.

Cash Custodian: BNY Mellon.

CFTC: U.S. Commodity Futures Trading Commission.

CME: The Chicago Mercantile Exchange.

CME CF Bitcoin Reference Rate - New York Variant: The CF Bitcoin-Dollar US Settlement Price, a reference rate published by the CME Group that calculates the U.S. dollar price of one (1) bitcoin as of 4:00 p.m. EST on each calendar day on constituent digital asset trading platforms.

CME Bitcoin Real Time Price: The CME CF Bitcoin Real Time Index, a pricing index continuously published by the

CME Group at one (1) second intervals that calculates the U.S. dollar price of one (1) bitcoin on constituent digital asset trading platforms.

Code: Internal Revenue Code of 1986.

Cold Storage Account: A crypto asset custody account in which the associated private cryptographic keys are generated and stored in an offline environment that is not connected to the internet.

Consideration Shares: the Shares of the Trust delivered to the Osprey Trust in connection with the Asset Purchase that would have been distributed to Unitholders in the Pre-Liquidation Distribution.

Constituent Platforms: The major bitcoin trading platforms that serve as the pricing sources for the calculation of the CME CF Bitcoin Reference Rate – New York Variant and CME CF Bitcoin Real Time Index.

Covered Transactions: The Asset Purchase, Pre-Liquidation Distribution, and the Final Liquidating Distribution,

collectively.

Cryptocurrency: A token such as bitcoin that is the native asset of a digital asset network.

Crypto Asset: A token, such as cryptocurrency, that is the native asset of or issued on a digital network and secured using public and private key cryptography or similar cryptographic credentials.

CVC: Convertible virtual currency.

dApps: Decentralized applications.

DeFi: Decentralized finance.

Digital Asset: A token, such as a cryptocurrency, that is the native asset of or issued on a digital asset network and secured using public private key cryptography or similar cryptographic credentials.

DTC: The Depository Trust Company, the securities depository for the Shares.

DTC Participant: An entity that has an account with DTC.

ERISA: Employee Retirement Income Security Act of 1974.

EST: Eastern Standard Time.

ETF: Exchange-traded fund.

ETP: exchange-traded product.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934, as amended.

FASB: Financial Accounting Standards Board.

FDIC: Federal Deposit Insurance Corporation.

FinCEN: The Financial Crimes Enforcement Network, a bureau of the U.S. Treasury Department with the mandate to regulate financial institutions such as money services businesses in the U.S.

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

GAAP: The generally accepted accounting principles of the U.S.

GENIUS Act: Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025.

Hard Fork: A backward-incompatible change to a blockchain protocol such that nodes running the prior version of the software will reject blocks produced under the new rules.

Hot Storage Account: A crypto asset custody account maintained in which the associated private cryptographic keys are generated and stored in an online environment connected to the internet.

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

IRS: U.S. Internal Revenue Service.

ITV: Indicative Trust Value.

JOBS Act: The Jumpstart Our Business Startups Act.

Listing Application: The application for approval of a proposed rule change to list and trade Shares of the Bitwise Bitcoin

ETP Trust under the Exchange Rule 8.201-E, as filed with the SEC by the Exchange on June 28, 2023, and subsequently amended on September 25, 2023 and January 5, 2024.

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

MiCA: Markets in Crypto-Assets Regulation.

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

OFAC: The Office of Foreign Assets Control.

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

Principal Market NAV: The NAV of the Trust determined on a GAAP basis.

Publicly-Offered Security Exception: An exception to the designation of certain assets under the Plan Asset Rules, where such assets are publicly-offered securities.

Purchase Order: An order to purchase one (1) or more Baskets.

Purchase Order Cut-Off Time: The time at which Purchase Orders must be placed on a Business Day for that Business

Day to constitute the Purchase Order Date.

Purchase Order Date: The Business Day on which a Purchase Order is accepted by the Transfer Agent.

Redemption Order: An order to redeem one (1) or more Baskets.

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

SEC (or Commission): The U.S. Securities and Exchange Commission, an independent agency with the mandate to regulate securities offerings and markets in the U.S.

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

Trade Credit Lender: Coinbase Credit, Inc.

Trade Financing Agreement: The Coinbase Post-Trade Financing Agreement.

Transfer Agent: BNY Mellon.

Trust: The Bitwise Bitcoin ETF.

Trust Bitcoin Account: The custody account in the name of the Trust held with the Bitcoin Custodian, in which the Trust’s bitcoin assets will be held.

Trust-Directed Trade Model: The model whereby the Sponsor purchases and sells bitcoin through the use of a Bitcoin

Trading Counterparty.

Trustee: Delaware Trust Company, a Delaware trust company.

UCC: Uniform Commercial Code.

U.S.: The United States of America.

Validators: Stakeholders that help process transactions and ensure that distributed ledgers that make up a proof-of-stake blockchain network stay consistent with one another.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bitwise Investment Advisers, LLC as Sponsor of Bitwise Bitcoin ETF

By:	/s/ Paul Fusaro
	Name:	Paul Fusaro
	Title:	Chief Operating Officer (Principal Executive Officer)*

By:	/s/ James Bebrin III
	Name:	James Bebrin III
	Title:	Vice President (Principal Financial Officer and Principal Accounting Officer)*

Date: March 2, 2026

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the Sponsor of the Registrant.