Form 10-Q
period 2026-03-31
Bitwise Bitcoin ETF
filed 2026-05-06
CIK 1763415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-41902

Bitwise Bitcoin ETF

(Exact name of registrant as specified in its charter)

Delaware	83-6613214
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Bitwise Investment Advisers, LLC

250 Montgomery Street, Suite 200

San Francisco, California 94104

(415) 707-3663

(Address, including ZIP code, and telephone number, including area code, of registrant’s primary executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Bitwise Bitcoin ETF Shares	BITB	NYSE Arca, Inc.

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

The registrant had 70,710,000 outstanding shares as of May 4, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future performance and business of Bitwise Bitcoin ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue", the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the crypto asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to, any risk factors described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors or other sections of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 11, 2026.

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

Bitwise Bitcoin ETF

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the bitcoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the heading “Statement Regarding Forward-Looking Statements.”

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Bitcoin ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investment in bitcoin, at fair value (cost $1,954,307 and $2,027,005 as of March 31, 2026 and December 31, 2025, respectively)	$2,549,527	$3,367,647
Receivable for bitcoin sold	—	13,759
Receivable for creations	1,842	—
Total assets	2,551,369	3,381,406

Liabilities
Payable for bitcoin purchased	1,842	—
Payable for redemptions	—	13,759
Sponsor Fee payable	457	597
Total liabilities	2,299	14,356

Net Assets	$2,549,070	$3,367,050

Shares issued and outstanding, no par value, unlimited amount authorized	69,220,000	70,780,000
Principal Market NAV per Share	$36.83	$47.57

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Schedules of Investment

(Amounts in thousands, except quantity of bitcoin and percentages)

March 31, 2026 (unaudited)

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	37,600.7094	$1,954,307	$2,549,527	100.02%
Total investment		$1,954,307	2,549,527	100.02
Liabilities in excess of other assets			(457)	(0.02)
Net Assets			$2,549,070	100.00%

December 31, 2025

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	38,468.0468	$2,027,005	$3,367,647	100.02%
Total investment		$2,027,005	3,367,647	100.02
Liabilities in excess of other assets			(597)	(0.02)
Net Assets			$3,367,050	100.00%

^ Crypto assets do not have a singular country or geographic region; therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Operations

(Amounts in thousands)

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Investment income
Investment income	$1	$—
Expenses
Sponsor Fee	1,467	1,860
Total expenses	1,467	1,860
Net investment loss	(1,466)	(1,860)

Net realized and unrealized gain (loss)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	812	1,151
Net realized gain (loss) on In-Kind Redemptions of bitcoin	8,810	—
Net realized gain (loss) on investment in bitcoin sold for redemptions	(31,390)	23,850
Net change in unrealized appreciation (depreciation) on investment in bitcoin	(745,422)	(476,361)
Net realized and unrealized gain (loss)	(767,190)	(451,360)
Net increase (decrease) in net assets resulting from operations	$(768,656)	$(453,220)

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(1,466)	$(1,860)
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	812	1,151
Net realized gain (loss) on In-Kind Redemptions of bitcoin	8,810	—
Net realized gain (loss) on investment in bitcoin sold for redemptions	(31,390)	23,850
Net change in unrealized appreciation (depreciation)	(745,422)	(476,361)
Net increase (decrease) in net assets resulting from operations	(768,656)	(453,220)

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	573,319	690,590
Redemptions for Shares redeemed	(622,643)	(866,743)
Net increase (decrease) in net assets resulting from capital share transactions	(49,324)	(176,153)
Total increase (decrease) in net assets from operations and capital share transactions	(817,980)	(629,373)
Net assets
Beginning of period	3,367,050	3,762,039
End of period	$2,549,070	$3,132,666

Shares issued and redeemed
Shares issued	13,220,000	12,720,000
Shares redeemed	(14,780,000)	(16,880,000)
Net increase (decrease) in Shares issued and outstanding	(1,560,000)	(4,160,000)

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Cash Flows

(Amounts in thousands)

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(768,656)	$(453,220)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(487,709)	(627,115)
Proceeds from bitcoin sold	600,687	783,403
Transfer of bitcoin to pay for Sponsor Fee	1,605	1,988
Net realized (gain) loss from investment in bitcoin transferred to pay Sponsor Fee	(812)	(1,151)
Net realized (gain) loss on In-Kind Redemptions of bitcoin	(8,810)
Net realized (gain) loss on investment in bitcoin sold for redemptions	31,390	(23,850)
Net change in unrealized (appreciation) depreciation on investment in bitcoin	745,422	476,361
Changes in operating assets and liabilities:
Increase (Decrease) in Sponsor Fee payable	(140)	(129)
Net cash provided by (used in) operating activities	112,977	156,287

Cash flows from financing activities
Creations for Shares issued	502,467	690,590
Redemptions for Shares redeemed	(615,444)	(846,877)
Net cash provided by (used in) financing activities	(112,977)	(156,287)

Net increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of bitcoin	$69,010	$—
In-Kind Redemptions of bitcoin	$(20,958)	$—

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Notes to Financial Statements

March 31, 2026 (Unaudited)

1. Organization

Bitwise Bitcoin ETF (the “Trust”), formerly Bitwise Bitcoin ETP Trust, is an investment trust organized on August 29, 2019, under Delaware law pursuant to a Declaration of Trust and Trust Agreement (the “Trust Agreement”). The Trust’s investment objective is to seek to provide exposure to the value of bitcoin held by the Trust, less the expenses of the Trust’s operations, generally just the Sponsor Fee. In seeking to achieve its investment objective, the Trust’s sole asset is bitcoin. The Trust is an Exchange Traded Product (“ETP”) that issues common shares of beneficial interest (“Shares”) that are listed on the NYSE Arca, Inc. (the “Exchange”) under the ticker symbol “BITB,” providing investors with an efficient means to obtain market exposure to the price of bitcoin.

Bitwise Investment Advisers, LLC (the "Sponsor"), a wholly owned subsidiary of Bitwise Asset Management, Inc. ("BAM"), serves as the Sponsor for the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering in the U.S. and the listing of Shares on the Exchange. The Sponsor develops a marketing plan for the Trust, prepares marketing materials regarding the Shares, and operates the marketing plan of the Trust on an ongoing basis. The Sponsor also oversees the additional service providers of the Trust and exercises managerial control of the Trust as permitted under the Trust Agreement. The Sponsor has agreed to pay all normal operating expenses of the Trust (except for litigation expenses and other extraordinary expenses) out of the Sponsor’s unitary management fee (the “Sponsor Fee”) and may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also paid the costs of the Trust’s organization.

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

The statements of assets and liabilities and schedules of investment as of March 31, 2026, and the statements of operations, cash flows, and changes in net assets for the three-month periods ended March 31, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three-month periods ended March 31, 2026 and 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with GAAP ("Principal Market NAV" and "Principal Market NAV per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of bitcoin traded on each Digital Asset Market. For the three months ended March 31, 2026, this sort was performed for Digital Asset Markets for the period mid-February through mid-March 2026.

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

As of March 31, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At March 31, 2026, the principal market and the principal market price for bitcoin, which is composed of the majority of the Trust’s assets as of March 31, 2026, was Crypto.com with a price of $67,805.29.

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

The following summarizes the Trust’s assets accounted for at fair value at March 31, 2026 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$2,549,527	$—	$—	$2,549,527

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$3,367,647	$—	$—	$3,367,647

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of March 31, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of March 31, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Bitcoin

As of March 31, 2026, the Trust held a net closing balance of 37,600.7094 bitcoin with a total market value of $2,550,522,301 based on the CME CF Bitcoin Reference Rate - New York Variant ("BRRNY") price of $67,831.76 per bitcoin used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was 2,549,527,011 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Crypto.com) of $67,805.29, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of bitcoin and the respective fair value for the three-month period ended March 31, 2026:

	Quantity of bitcoin	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2025	38,468.0468	$3,367,647
Purchases	5,943.6428	489,551
In-Kind Creations	1,021.2405	69,010
Sales for the redemption of Shares	(7,502.4150)	(586,928)
In-Kind Redemptions	(309.5802)	(20,958)
Bitcoin transferred for Sponsor Fee	(20.2255)	(1,605)
Net realized gain (loss) on In-Kind Redemptions of bitcoin	—	8,810
Net realized gain (loss) on investment in bitcoin transferred to pay Sponsor Fee	—	812
Net realized gain (loss) on investment in bitcoin sold for redemptions	—	(31,390)
Change in unrealized appreciation (depreciation) on investment in bitcoin	—	(745,422)
Ending balance as of March 31, 2026	37,600.7094	$2,549,527

Additions during the year primarily represent bitcoin purchased due to creations into the Trust and in-kind creations. Dispositions during the year represent bitcoin sold as a result of shareholder redemptions from the Trust and in-kind redemptions. In addition, bitcoin was transferred to pay the Sponsor Fee of the Trust. For the three months ended March 31, 2026, the Trust recognized net realized losses of $21,767,592, which represents the net of cumulative realized gains of $11,308,308 and cumulative realized losses of $33,075,900.

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

4. Related Party Transactions and Agreements

The Trust pays a Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. The Sponsor Fee accrues daily, and is payable in bitcoin monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual shall be determined by reference to the BRRNY. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of bitcoin will be transferred from the Trust Bitcoin Account to the Sponsor Bitcoin Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the BRRNY on the last day of the month. The Trust is not responsible for paying any fees or costs associated with transferring of bitcoin to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Bitcoin Custodian, Prime Execution

Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

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

See Note 1 for further discussion on related party capital transactions. As of March 31, 2026, the Sponsor owned no Shares of the Trust.

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

6. Concentration of Risk

Substantially all of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Trust. The trading prices of bitcoin have experienced extreme volatility in recent periods and may continue to fluctuate significantly. Extreme volatility in the future, including substantial, sustained, or rapid declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. Factors adversely impacting the value of bitcoin and the Shares may include an increase in the global bitcoin supply or a decrease in global bitcoin demand; market conditions of, and overall sentiment towards, the crypto assets and blockchain technology industry; trading activity on crypto asset exchanges, which, in many cases, are largely unregulated or may be subject to manipulation; the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the Bitcoin network, and their ability to meet user demands; manipulative trading activity on crypto asset exchanges, which, in many cases, are largely unregulated; and forks in the Bitcoin network, among other things.

Coinbase Custody Trust Company, LLC serves as the Trust’s custodian for bitcoin for which qualified custody is available (the “Bitcoin Custodian”). The Bitcoin Custodian is subject to change in the sole discretion of the Sponsor. Temporary differences in the quantity of bitcoin held by the Bitcoin Custodian from the amounts reflected in the financial statements may occur. These differences are due to pending settlement of bitcoin trades with the Bitcoin Custodian, which generally occurs within two business days of the trade date.

Payable for bitcoin purchased represents the quantity of bitcoin purchased for the creation of Shares where the bitcoin has not yet settled.

	March 31, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for bitcoin purchased	$1,842	$—

Receivable for bitcoin sold represents the quantity of bitcoin sold for the redemption of Shares where the bitcoin has not yet been settled.

	March 31, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for bitcoin sold	$—	$13,759

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the periods presented)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Principal Market NAV per-share, beginning of period	$47.57	$50.85
Net investment loss [1]	(0.02)	(0.03)
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	(10.72)	(5.95)
Net change in net assets from operations	(10.74)	(5.98)
Principal Market NAV per-share, end of period	$36.83	$44.87

Total return, at net asset value [2]	(22.58)%	(11.76)%

Ratios to average net assets[3]
Expenses	0.20%	0.20%
Net investment loss	(0.20)%	(0.20)%

1.
Calculated using average Shares outstanding.
2.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions from the Trust. Total return for the period is not annualized.
3.
Annualized.

8. Segment Reporting

An operating segment is defined in FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“Topic 280”), as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s Chief Operating Decision Maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. Selected members of the Executive Management Committee and other senior personnel of the Sponsor act as the Trust’s CODM. The Trust represents a single operating segment, as the CODM monitors the operating results of the Trust as a whole and the Trust’s long-term strategic asset allocation is pre-determined in accordance with the terms of its Trust agreement, based on a defined investment strategy which is executed by the Sponsor. The financial information in the form of the Trust’s assets, total returns, expense ratios and changes in net assets (i.e., changes in net assets resulting from operations, creations and redemptions), which are used by the CODM to assess the segment’s performance versus the Trust’s comparative benchmarks and to make resource allocation decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements. Segment assets are reflected on the accompanying statement of assets and liabilities as “total assets” and significant segment expenses are listed on the accompanying statement of operations.

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

10. Subsequent Events

The Trust has evaluated subsequent events through May 6, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Results of Operations

For the three months ended March 31, 2026 Compared to the three months ended March 31, 2025^

	For the three months ended March 31,
	2026 (unaudited)	2025 (unaudited)
Net investment loss	$(1,466)	$(1,860)
Net realized and unrealized gain (loss)	$(767,190)	$(451,360)
Net increase (decrease) in net assets resulting from operations	$(768,656)	$(453,220)
Net Assets[1]	$2,549,070	$3,132,666

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for bitcoin that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

March 31, 2026

During the three months ended March 31, 2026, the Trust's net assets decreased from $3,367,050 on December 31, 2025 to $2,549,070 on March 31, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (20) bitcoin to pay the Sponsor Fee, and approximately (7,812) bitcoin for the redemption of Shares, with a value of $(609,491) from the Trust. Dispositions were partially offset by additions to the Trust of approximately 6,965 bitcoin with a value of $558,561 in connection with Share creations during the period.

Net realized and change in unrealized loss on investment in bitcoin for the three months ended March 31, 2026 was $(767,190), which included a realized gain of $812 on the transfer of bitcoin to pay the Sponsor Fee, a realized loss of $(31,390) on the sale of bitcoin to meet redemptions, a realized gain of $8,810 from the transfer of bitcoin to meet In-Kind Redemptions, and a change in unrealized depreciation on investment in bitcoin of $(745,422). Net realized and change in unrealized loss on investment in bitcoin for the period resulted primarily from bitcoin price depreciation from $87,315.53 on December 31, 2025 to $67,831.76 on March 31, 2026. Net decrease in net assets resulting from operations for the three months ended March 31, 2026 was $(768,656), which consisted of the net realized and unrealized loss on investment in bitcoin, $1 in investment income, less the Sponsor Fee of $(1,467).

March 31, 2025

By comparison, during the three months ended March 31, 2025, the Trust's net assets decreased from $3,762,039 on December 31, 2024 to $3,132,666 on March 31, 2025. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (21) bitcoin to pay the Sponsor Fee, and approximately (8,552) bitcoin for the redemption of Shares, with a value of $(805,257) from the Trust. Dispositions were partially offset by additions to the Trust of approximately 6,288 bitcoin with a value of $627,115 in connection with Share creations during the period.

During the three months ended March 31, 2025, net realized and change in unrealized loss on investment in bitcoin was $(451,360), which included a realized gain of $1,151 on the transfer of bitcoin to pay the Sponsor Fee, a realized gain of $23,850 on the sale of bitcoin to meet redemptions, and a change in unrealized depreciation on investment in bitcoin of $(476,361). Net realized and change in unrealized loss on investment in bitcoin for the period resulted primarily from bitcoin price depreciation from $93,730.35 on December 31, 2024 to $82,982.75 on March 31, 2025. Net decrease in net assets resulting from operations for the three months ended March 31, 2025 was $(453,220), which consisted of the net realized and unrealized loss on investment in bitcoin, less the Sponsor Fee of $(1,860).

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

Net Assets

As of March 31, 2026, the Trust held a net closing balance of 37,600.7094 bitcoin with a total market value of $2,550,522.301 based on the BRRNY price of $67,831.76 used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $2,549,527,011 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Crypto.com) of $67,805.29, used to determine the Trust's Principal Market NAV.

As of March 31, 2025, the Trust held a net closing balance of 38,003.7680 bitcoin with a total market value of $3,153,657,187 based on the BRRNY price of $82,982.75 used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $3,133,221,421 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Crypto.com) of $82,445.02, used to determine the Trust's Principal Market NAV.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated as a fixed percentage of the Trust’s NAV. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods as NAVs are not known until a future date.

No material changes have occurred during the three months ended March 31, 2026.

Critical Accounting Policies

Investment Valuation - Principal Market Net Asset Value ("NAV")

To determine which market is the Trust's principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust's net asset value in accordance with U.S. GAAP ("Principal Market NAV" and "Principal Market NAV per Share"), the Trust follows ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that bitcoin is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

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

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in their sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of bitcoin traded on each Digital Asset Market. For the three months ended March 31, 2026, this sort was performed for Digital Asset Markets for the period mid-February through mid-March 2026.

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

As of March 31, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At March 31, 2026, the principal market and the principal market price for bitcoin, which is composed of the majority of the Trust’s assets as of March 31, 2026, was Crypto.com with a price of $67,805.29.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of March 31, 2026, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described in the Trust's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026, as amended by Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on March 11, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 1,478 Baskets (comprising 14,780,000 Shares) during the three-month period ended March 31, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
January 1, 2026 – January 31, 2026	6,460,000	$48.61
February 1, 2026 – February 28, 2026	3,720,000	$36.44
March 1, 2026 – March 31, 2026	4,600,000	$37.62

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a "Rule 10b5-1 trading arrangement” or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended March 31, 2026.

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

10.1	Marketing Agent Agreement.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Consideration Shares as contemplated by the APA.

Auditor: KPMG LLP.

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

DSTA: Delaware Statutory Trust Act.

EST: Eastern Standard Time.

ETF: Exchange-traded fund.

ETP: exchange-traded product.

Exchange: NYSE Arca, Inc.

Exchange Act: The Securities Exchange Act of 1934, as amended.

FASB: Financial Accounting Standards Board.

FINRA: Financial Industry Regulatory Authority, formerly the National Association of Securities Dealers.

GAAP: The generally accepted accounting principles of the United States.

Investment Company Act: Investment Company Act of 1940.

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

Date: May 6, 2026

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.