Form 10-Q
period 2026-06-30
Bitwise Bitcoin ETF
filed 2026-08-07
CIK 1763415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026.

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

The registrant had 68,160,000 outstanding shares as of August 2, 2026.

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

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to, any risk factors described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors or other sections of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2026, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on March 11, 2026.

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
•
potential conflicts of interest that may arise between the Sponsor or its affiliates and the Trust;
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

Bitwise Bitcoin ETF

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Bitcoin ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment in bitcoin, at fair value (cost $1,891,192 and $2,027,005 as of June 30, 2026 and December 31, 2025, respectively)	$2,125,990	$3,367,647
Receivable for bitcoin sold	—	13,759
Total assets	2,125,990	3,381,406

Liabilities
Payable for redemptions	—	13,759
Sponsor Fee payable	378	597
Total liabilities	378	14,356

Net Assets	$2,125,612	$3,367,050

Shares issued and outstanding, no par value (unlimited shares authorized)	66,690,000	70,780,000
Principal Market NAV per Share	$31.87	$47.57

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Schedules of Investment

(Amounts in thousands, except quantity of bitcoin and percentages)

June 30, 2026 (unaudited)

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	36,207.6919	$1,891,192	$2,125,990	100.02%
Total investment		$1,891,192	2,125,990	100.02
Liabilities in excess of other assets			(378)	(0.02)
Net Assets			$2,125,612	100.00%

December 31, 2025

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	38,468.0468	$2,027,005	$3,367,647	100.02%
Total investment		$2,027,005	3,367,647	100.02
Liabilities in excess of other assets			(597)	(0.02)
Net Assets			$3,367,050	100.00%

^ Crypto assets do not have a singular country or geographic region; therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Operations

(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—	$1	$—
Expenses
Sponsor Fee	1,339	1,888	2,806	3,748
Total expenses	1,339	1,888	2,806	3,748
Less: waivers and reimbursements	-	-	-	-
Net expenses	1,339	1,888	2,806	3,748
Net investment loss	(1,339)	(1,888)	(2,805)	(3,748)

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in bitcoin transferred to pay Sponsor Fee	643	1,032	1,455	2,183
Net realized gain (loss) from In-Kind Redemptions of bitcoin	36,526	—	45,336	—
Net realized gain (loss) from investment in bitcoin sold for redemptions	(3,801)	21,271	(35,191)	45,121
Net change in unrealized appreciation (depreciation) from investment in bitcoin	(360,422)	940,462	(1,105,844)	464,101
Net realized and unrealized gain (loss)	(327,054)	962,765	(1,094,244)	511,405
Net increase (decrease) in net assets resulting from operations	$(328,393)	$960,877	$(1,097,049)	$507,657

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(1,339)	$(1,888)	$(2,805)	$(3,748)
Net realized gain (loss)	33,368	22,303	11,600	47,304
Net change in unrealized appreciation (depreciation)	(360,422)	940,462	(1,105,844)	464,101
Net increase (decrease) in net assets resulting from operations	(328,393)	960,877	(1,097,049)	507,657

Increase (decrease) in net assets from capital share transactions
Creations for Shares issued	181,959	608,565	755,278	1,299,155
Redemptions for Shares redeemed	(277,024)	(444,454)	(899,667)	(1,311,197)
Net increase (decrease) in net assets resulting from capital share transactions	(95,065)	164,111	(144,389)	(12,042)
Total increase (decrease) in net assets from operations and capital share transactions	(423,458)	1,124,988	(1,241,438)	495,615
Net assets
Beginning of period	2,549,070	3,132,666	3,367,050	3,762,039
End of period	$2,125,612	$4,257,654	$2,125,612	$4,257,654

Shares issued and redeemed
Shares issued	4,450,000	11,480,000	17,670,000	24,200,000
Shares redeemed	(6,980,000)	(8,660,000)	(21,760,000)	(25,540,000)
Net increase (decrease) in Shares issued and outstanding	(2,530,000)	2,820,000	(4,090,000)	(1,340,000)

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Cash Flows

(Amounts in thousands)

	For the six months ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(1,097,049)	$507,657
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(613,156)	(1,203,179)
Proceeds from bitcoin sold	796,129	1,215,220
Transfer of bitcoin to pay for Sponsor Fee	3,025	3,764
Net realized (gain) loss from investment in bitcoin transferred to pay Sponsor Fee	(1,455)	(2,183)
Net realized (gain) loss from In-Kind Redemptions of bitcoin	(45,336)	—
Net realized (gain) loss from investment in bitcoin sold for redemptions	35,191	(45,121)
Net change in unrealized (appreciation) depreciation from investment in bitcoin	1,105,844	(464,101)
Changes in operating assets and liabilities:
Increase (decrease) in Sponsor Fee payable	(219)	(15)
Net cash provided by (used in) operating activities	182,974	12,042

Cash flows from financing activities
Creations for Shares issued	627,916	1,299,155
Redemptions for Shares redeemed	(810,890)	(1,311,197)
Net cash provided by (used in) financing activities	(182,974)	(12,042)

Net increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of bitcoin	$127,362	$—
In-Kind Redemptions of bitcoin	$(102,536)	$—

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Notes to Financial Statements

June 30, 2026 (Unaudited)

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

Delaware Trust Company acts as the trustee of the Trust (the “Trustee”) for the purpose of creating a Delaware statutory trust in accordance with the Delaware Statutory Trust Act (“DSTA”), which requires that the Trust have at least one trustee with a principal place of business in the State of Delaware.

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

The Trust's registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on January 10, 2024, and the Shares of the Trust were listed on the Exchange on January 11, 2024.

The statement of assets and liabilities and schedule of investment as of June 30, 2026, the statements of cash flows for the six-month periods ended June 30, 2026 and 2025, and the statements of operations and changes in net assets for the three- and six-month periods ended June 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three- and six- month periods ended June 30, 2026 and 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in its sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of bitcoin traded on each Digital Asset Market. For the six months ended June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

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

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026, the principal market and the principal market price for bitcoin, which comprised the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $58,716.53.

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

The following summarizes the Trust’s assets accounted for at fair value at June 30, 2026 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$2,125,990	$—	$—	$2,125,990

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$3,367,647	$—	$—	$3,367,647

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of June 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of June 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Bitcoin

As of June 30, 2026, the Trust held a net closing balance of 36,207.6919 bitcoin with a total market value of $2,121,966,631 based on the CME CF Bitcoin Reference Rate - New York Variant ("BRRNY") price of $58,605.41 per bitcoin used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $2,125,990,030 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Coinbase) of $58,716.53, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of bitcoin and the respective fair value for the six-month period ended June 30, 2026:

	Quantity of bitcoin	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2025	38,468.0468	$3,367,647
Purchases	7,610.7077	613,156
In-Kind Creations	1,770.6288	127,362
Sales for the redemption of Shares	(10,157.5133)	(782,370)
In-Kind Redemptions	(1,444.3602)	(102,536)
Bitcoin transferred for Sponsor Fee	(39.8179)	(3,025)
Net realized gain (loss) from In-Kind Redemptions of bitcoin	—	45,336
Net realized gain (loss) from investment in bitcoin transferred to pay Sponsor Fee	—	1,455
Net realized gain (loss) from investment in bitcoin sold for redemptions	—	(35,191)
Change in unrealized appreciation (depreciation) from investment in bitcoin	—	(1,105,844)
Ending balance as of June 30, 2026	36,207.6919	$2,125,990

Additions during the year primarily represent bitcoin purchased due to creations into the Trust and in-kind creations. Dispositions during the year represent bitcoin sold as a result of shareholder redemptions from the Trust and in-kind redemptions. In addition, bitcoin was transferred to pay the Sponsor Fee of the Trust. For the six months ended June 30, 2026, the Trust recognized net realized gains of $11,599,398, which represents the net of cumulative realized gains of $50,827,151 and cumulative realized losses of $39,227,753.

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

The following represents the changes in quantity of bitcoin and the respective fair value for the year ended December 31, 2025:

	Quantity of bitcoin	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2024	40,289.1335	$3,762,723
Purchases	21,837.2036	2,290,437
In-Kind Creations	124.9948	10,884
Sales for the redemption of Shares	(23,701.7104)	(2,351,927)
Bitcoin transferred for Sponsor Fee	(81.5747)	(8,220)
Net realized gain (loss) from investment in bitcoin transferred to pay Sponsor Fee	—	5,019
Net realized gain (loss) from investment in bitcoin sold for redemptions	—	(42,062)
Change in unrealized appreciation (depreciation) from investment in bitcoin	—	(299,207)
Ending balance as of December 31, 2025	38,468.0468	$3,367,647

4. Related Party Transactions and Agreements

The Trust pays a Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. The Sponsor Fee is paid by the Trust to the Sponsor as compensation for services performed under the Trust Agreement and Sponsor Agreement. The Sponsor Fee accrues daily and is payable in bitcoin monthly in arrears. The Administrator calculates the Sponsor Fee on a daily basis by applying a 0.20% annualized rate to the Trust’s total bitcoin holdings, and the amount of bitcoin payable in respect of each daily accrual shall be determined by reference to the BRRNY. The NAV of the Trust is reduced each day by the amount of the Sponsor Fee calculated each day. On or about the last day of each month, an amount of bitcoin will be transferred from the Trust Bitcoin Account to the Sponsor Bitcoin Account equal to the sum of all daily Sponsor Fees accrued for the month in U.S. dollars divided by the BRRNY on the last day of the month. The Trust is not responsible for paying any fees or costs associated with the transfer of bitcoin to the Sponsor. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including, but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Bitcoin network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Bitcoin blockchain, any Incidental Rights and any IR Asset, any indemnification of the Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters).

See Note 1 for further discussion on related party capital transactions. As of June 30, 2026, the Sponsor owned no Shares of the Trust.

5. Creation and Redemption of Shares

The Trust may either create and redeem Shares in-kind for bitcoin (“In-Kind Creations” and “In-Kind Redemptions,” respectively) or for cash (“Cash Creations” and “Cash Redemptions,” respectively). When the Trust creates or redeems its Shares, it does so in blocks of 10,000 Shares (each, a “Basket”) based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid expenses and liabilities) multiplied by the number of Shares (10,000) comprising a Basket (the “Basket Amount”). For an order to purchase (create) a Basket, the purchase shall be in the amount of bitcoin represented by the Basket Amount (in the case of an In-Kind Creation) or the amount of U.S. dollars needed to purchase the Basket Amount (plus a per-order transaction fee), as calculated by the Administrator (in the case of a Cash Creation). For an order to redeem a Basket, the Sponsor shall either arrange for the Basket Amount of bitcoin to be distributed in-kind (in the case of an In-Kind Redemption) or to be sold and the cash proceeds (minus a per-order transaction fee) distributed (in the case of a Cash Redemption).

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

6. Risks and Uncertainties

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

Payable for bitcoin purchased represents the quantity of bitcoin purchased for the creation of Shares where the bitcoin has not yet settled.

	June 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for bitcoin purchased	$—	$—

Receivable for bitcoin sold represents the quantity of bitcoin sold for the redemption of Shares where the bitcoin has not yet been settled.

	June 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for bitcoin sold	$—	$13,759

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the periods presented)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Principal Market NAV per-share, beginning of period	$36.83	$44.87	$47.57	$50.85
Net investment loss [1]	(0.02)	(0.03)	(0.04)	(0.05)
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	(4.94)	13.77	(15.66)	7.81
Net change in net assets from operations	(4.96)	13.74	(15.70)	7.76
Principal Market NAV per-share, end of period	$31.87	$58.61	$31.87	$58.61

Total return, at net asset value [2]	(13.47)%	30.62%	(33.00)%	15.26%

Ratios to average net assets[3]
Expenses	0.20%	0.20%	0.20%	0.20%
Net investment loss	(0.20)%	(0.20)%	(0.20)%	(0.20)%

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

10. Subsequent Events

The Trust has evaluated subsequent events through August 7, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Results of Operations

For the three months and six months ended June 30, 2026 compared to the three months and six months ended June 30, 2025^

(Amounts in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net investment loss	$(1,339)	$(1,888)	$(2,805)	$(3,748)
Net realized and unrealized gain (loss)	$(327,054)	$962,765	$(1,094,244)	$511,405
Net increase (decrease) in net assets resulting from operations	$(328,393)	$960,877	$(1,097,049)	$507,657
Net Assets[1]	$2,125,612	$4,257,654	$2,125,612	$4,257,654

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for bitcoin that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Three months ended June 30, 2026

During the three months ended June 30, 2026, the Trust's net assets decreased from $2,549,070 on March 31, 2026 to $2,125,612 on June 30, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (20) bitcoin to pay the Sponsor Fee, and approximately (3,790) bitcoin for the redemption of Shares, with a value of $(278,440) from the Trust. Dispositions were partially offset by additions to the Trust of approximately 2,416 bitcoin with a value of $181,957 in connection with Share creations during the period.

Net realized and change in unrealized loss on investment in bitcoin for the three months ended June 30, 2026 was $(327,054), which included a realized gain of $643 on the transfer of bitcoin to pay the Sponsor Fee, a realized loss of $(3,801) on the sale of bitcoin to meet redemptions, a realized gain of $36,526 from the transfer of bitcoin to meet In-Kind Redemptions, and a change in unrealized depreciation on investment in bitcoin of $(360,422). Net realized and change in unrealized loss on investment in bitcoin for the period resulted primarily from bitcoin price depreciation from $67,831.76 on March 31, 2026 to $58,605.41 on June 30, 2026. Net decrease in net assets resulting from operations for the three months ended June 30, 2026 was $(328,393), which consisted of the net realized and unrealized loss on investment in bitcoin, less the Sponsor Fee of $(1,339).

Three months ended June 30, 2025

By comparison, during the three months ended June 30, 2025, the Trust's net assets increased from $3,132,666 on March 31, 2025 to $4,257,654 on June 30, 2025. The increase in the Trust's net assets resulted primarily from additions of approximately 5,882 bitcoin with a value of $576,064 in connection with Share creations during the period. Additions were partially offset by dispositions from the Trust of approximately (4,347) bitcoin with a value of $(411,952) in connection with Share redemptions and (19) bitcoin with a value of $(1,776) to pay the Sponsor Fee during the period.

During the three months ended June 30, 2025, net realized and change in unrealized gain on investment in bitcoin was $962,765, which included a realized gain of $1,032 on the transfer of bitcoin to pay the Sponsor Fee, a realized gain of $21,271 on the sale of bitcoin to meet redemptions, and a change in unrealized appreciation on investment in bitcoin of $940,462. Net realized and change in unrealized gain on investment in bitcoin for the period resulted primarily from bitcoin price appreciation from $82,982.75 on March 31, 2025 to $107,487.49 on June 30, 2025. Net increase in net assets resulting from operations for the three months ended June 30, 2025 was $960,877, which consisted of the net realized and unrealized gain on investment in bitcoin, less the Sponsor Fee of $(1,888).

Six months ended June 30, 2026

During the six months ended June 30, 2026, the Trust's net assets decreased from $3,367,050 on December 31, 2025 to $2,125,612 on June 30, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of approximately (40) bitcoin to pay the Sponsor Fee, and approximately (11,602) bitcoin for the redemption of Shares, with a value of $(887,931) from the Trust. Dispositions were partially offset by additions to the Trust of approximately 9,381 bitcoin with a value of $740,518 in connection with Share creations during the period.

Net realized and change in unrealized loss on investment in bitcoin for the six months ended June 30, 2026 was $(1,094,244), which included a realized gain of $1,455 on the transfer of bitcoin to pay the Sponsor Fee, a realized loss of $(35,191) on the sale of bitcoin to meet redemptions, a realized gain of $45,336 from the transfer of bitcoin to meet In-Kind Redemptions, and a change in unrealized depreciation on investment in bitcoin of $(1,105,844). Net realized and change in unrealized loss on investment in bitcoin for the period resulted primarily from bitcoin price depreciation from $87,315.53 on December 31, 2025 to $58,605.41 on June 30, 2026. Net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $(1,097,049), which consisted of the net realized and unrealized loss on investment in bitcoin, and $1 in investment income, less the Sponsor Fee of $(2,806).

Six months ended June 30, 2025

By comparison, during the six months ended June 30, 2025, the Trust's net assets increased from $3,762,039 on December 31, 2024 to $4,257,654 on June 30, 2025. The increase in the Trust's net assets resulted primarily from additions of approximately 12,170 bitcoin with a value of $1,203,179 in connection with Share creations during the period. Additions were partially offset by dispositions from the Trust of approximately (12,900) bitcoin with a value of $(1,215,221) in connection with Share redemptions and (40) bitcoin with a value of $(3,764) to pay the Sponsor Fee during the period.

During the six months ended June 30, 2025, net realized and change in unrealized gain on investment in bitcoin was $511,405, which included a realized gain of $2,183 on the transfer of bitcoin to pay the Sponsor Fee, a realized gain of $45,121 on the sale of bitcoin to meet redemptions, and a change in unrealized appreciation on investment in bitcoin of $464,101. Net realized and change in unrealized gain on investment in bitcoin for the period resulted primarily from bitcoin price appreciation from $93,730.35 on December 31, 2024 to $107,487.49 on June 30, 2025. Net increase in net assets resulting from operations for the six months ended June 30, 2025 was $507,657, which consisted of the net realized and unrealized gain on investment in bitcoin, less the Sponsor Fee of $(3,748).

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

Net Assets

As of June 30, 2026, the Trust held a net closing balance of 36,207.6919 bitcoin with a total market value of $2,121,966,631 based on the BRRNY price of $58,605.41 used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $2,125,990,030 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Coinbase) of $58,716.53, used to determine the Trust's Principal Market NAV.

As of June 30, 2025, the Trust held a net closing balance of 39,518.9512 bitcoin with a total market value of $4,247,792,870 based on the BRRNY price of $107,487.49 used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $4,258,323,090 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Crypto.com) of $107,753.95, used to determine the Trust's Principal Market NAV.

Liquidity and Capital Resources

The Trust pays a unitary Sponsor Fee of 0.20% per annum of the Trust’s bitcoin holdings. The Sponsor contractually waived the Sponsor Fee on the first $1 billion of the Trust assets through July 10, 2024, and the Sponsor Fee has been accruing at an annual rate of 0.20% of the Trust’s bitcoin holdings since then. As a result, the only ordinary expense of the Trust is expected to be the Sponsor Fee. In exchange for the Sponsor Fee, the Sponsor has agreed to assume and pay the normal operating expenses of the Trust, which include the Trustee’s monthly fee and out-of-pocket expenses, the fees of the Trust’s regular service providers (Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Marketing Agent, Transfer Agent and Administrator), exchange listing fees, tax reporting fees, SEC registration fees, printing and mailing costs, audit fees and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of $500,000 per annum. The Sponsor also agreed to pay the costs of the Trust’s organization.

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including, but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Bitcoin network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the Shareholders (including, for example, in connection with any fork of the Bitcoin blockchain, any Incidental Rights and any IR Asset), any indemnification of the Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Transfer Agent, Administrator or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.20% of the Trust’s bitcoin holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust’s holdings of bitcoin will vary in the normal course of business operations.

No material changes have occurred during the six months ended June 30, 2026.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below is a summary of accounting policies on cash, investment valuation and investment company considerations. There were no material estimates used in the preparation of the financial statements involving a significant level of estimation uncertainty that had or are reasonably likely to have had a material impact on the Trust’s financial condition. In addition, please refer to Note 2 to the Financial Statements included in this report for further discussion of the Trust’s accounting policies.

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

In determining which of the eligible Digital Asset Markets is the Trust's principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that are U.S. accessible, have historically provided publicly available data, and are exchanges that Bitwise normally transacts on. Specifically, the Trust utilizes a third-party valuation vendor, Lukka, Inc., to identify publicly available, well established and reputable crypto asset exchanges selected in its sole discretion.

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of bitcoin traded on each Digital Asset Market. For the six months ended June 30, 2026, this sort was performed for Digital Asset Markets for the period mid-May through mid-June 2026.

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

As of June 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets in consideration.

At June 30, 2026, the principal market and the principal market price for bitcoin, which comprised the majority of the Trust’s assets as of June 30, 2026, was Coinbase with a price of $58,716.53.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 698 Baskets (comprising 6,980,000 Shares) during the three-month period ended June 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2026 – April 30, 2026	1,600,000	$41.03
May 1, 2026 – May 31, 2026	3,480,000	$42.55
June 1, 2026 – June 30, 2026	1,900,000	$33.31

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a "Rule 10b5-1 trading arrangement” or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended June 30, 2026.

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10‑Q (according to the numbers assigned to them in Item 601 of Regulation S-K):

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

Auditor: KPMG LLP.

Authorized Participant: One that purchases or redeems Baskets with the Trust.

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

Incidental Right: A right acquire, or otherwise establish control over, any virtual currency or other asset that are incident to the Trust's ownership of Bitcoin and arise without any action of the Trust or the Sponsor, including as a result of a fork, airdrop, or similar event.

Investment Company Act: Investment Company Act of 1940.

IR Asset: Any crypto asset acquired through an Incidental Right.

IRS: U.S. Internal Revenue Service.

Marketing Agent: Foreside Fund Services, LLC.

NAV: Net asset value of the Trust, which is a Non-GAAP metric and is determined each business day by valuing the Trust’s bitcoin using the BRRNY, less the Trust’s accrued but unpaid expenses.

Pricing Index: CME CF Bitcoin Reference Rate - New York Variant, the CF Bitcoin-Dollar US Settlement Price, a reference rate published by the CME Group that calculates the U.S. dollar price of one bitcoin as of 4:00 p.m. New York time on each calendar day on constituent digital asset trading platforms.

Prime Execution Agent: Coinbase Inc., an affiliate of the Bitcoin Custodian.

Prime Execution Agreement: The agreement between Coinbase Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase Inc. and its affiliates, agree to open and maintain a prime broker account and provide services relating to trade execution.

Principal Market NAV: The net asset value of the Trust determined on a GAAP basis.

Register: The record of all Shareholders and holders of the Shares in certificated form kept by the Transfer Agent.

SEC (or Commission): The U.S. Securities and Exchange Commission, an independent agency with the mandate to regulate securities offerings and markets in the U.S.

Seed Capital Investor: Bitwise Asset Management, Inc.

Seed Shares: The four (4) Shares used to seed the Trust.

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

Sponsor Fee: The unitary management fee of 0.20% per annum of the Trust’s bitcoin holdings that the Trust pays to the Sponsor.

Transfer Agent: BNY Mellon.

Trust: The Bitwise Bitcoin ETF.

Trust Agreement: The Amended and Restated Declaration of Trust and Trust Agreement of Bitwise Bitcoin ETF, entered into by the Sponsor and the Trustee.

Trust Bitcoin Account: The custody account in the name of the Trust held with the Bitcoin Custodian, in which the Trust’s bitcoin assets are held.

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

Date: August 7, 2026

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.