Form 10-Q
period 2026-09-30
Bitwise Bitcoin ETF
filed 2026-11-06
CIK 1763415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026.

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

The registrant had 68,580,000 outstanding shares as of November 1, 2026.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes “forward-looking statements” with respect to the financial condition, results of operations, plans, objectives, future performance and business of Bitwise Bitcoin ETF (the “Trust”). In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue", and the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events, or developments that will or may occur in the future, including such matters as movements in the crypto asset markets, the Trust’s operations, the plans of Bitwise Investment Advisers, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, current conditions, and expected future developments, as well as other factors appropriate in the circumstances.

Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions is subject to a number of risks and uncertainties, including, but not limited to, any risk factors described in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q and in Part I, Item 1A. Risk Factors or other sections of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2026, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on March 11, 2026.

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

Bitwise Bitcoin ETF

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

Bitwise Bitcoin ETF

Statements of Assets and Liabilities

(Amounts in thousands, except Share and per-share amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investment in bitcoin, at fair value (cost $2,033,154 and $2,027,005 as of September 30, 2026 and December 31, 2025, respectively)	$3,168,989	$3,367,647
Receivable for bitcoin sold	13,625	13,759
Total assets	3,182,614	3,381,406

Liabilities
Payable for redemptions	13,627	13,759
Sponsor Fee payable	506	597
Total liabilities	14,133	14,356

Net Assets	$3,168,481	$3,367,050

Shares issued and outstanding, no par value (unlimited shares authorized)	69,890,000	70,780,000
Principal Market NAV per Share	$45.34	$47.57

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Schedules of Investment

(Amounts in thousands, except quantity of bitcoin and percentages)

September 30, 2026 (unaudited)

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	37,926.1475	$2,033,154	$3,168,989	100.02%
Total investment		$2,033,154	3,168,989	100.02
Liabilities in excess of other assets			(508)	(0.02)
Net Assets			$3,168,481	100.00%

December 31, 2025

	Quantity			Percentage of
	of bitcoin	Cost	Fair Value	Net Assets
Investment in bitcoin^	38,468.0468	$2,027,005	$3,367,647	100.02%
Total investment		$2,027,005	3,367,647	100.02
Liabilities in excess of other assets			(597)	(0.02)
Net Assets			$3,367,050	100.00%

^ Crypto assets do not have a singular country or geographic region; therefore country information is omitted.

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Operations

(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment income
Investment income	$—	$—	$1	$—
Expenses
Sponsor Fee	1,339	2,342	4,145	6,090
Total expenses	1,339	2,342	4,145	6,090
Net investment loss	(1,339)	(2,342)	(4,144)	(6,090)

Net realized and change in unrealized gain (loss) on investments
Net realized gain (loss) from investment in bitcoin transferred to pay Sponsor Fee	480	1,458	1,935	3,641
Net realized gain (loss) from In-Kind Redemptions of bitcoin	23,367	—	68,703	—
Net realized gain (loss) from investment in bitcoin sold for redemptions	(3,073)	(7,530)	(38,264)	37,591
Net change in unrealized appreciation (depreciation) from investment in bitcoin	901,037	263,696	(204,807)	727,797
Net realized and unrealized gain (loss)	921,811	257,624	(172,433)	769,029
Net increase (decrease) in net assets resulting from operations	$920,472	$255,282	$(176,577)	$762,939

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Changes in Net Assets

(Amounts in thousands, except Shares issued and redeemed)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Increase (decrease) in net assets resulting from operations
Net investment loss	$(1,339)	$(2,342)	$(4,144)	$(6,090)
Net realized gain (loss)	20,774	(6,072)	32,374	41,232
Net change in unrealized appreciation (depreciation)	901,037	263,696	(204,807)	727,797
Net increase (decrease) in net assets resulting from operations	920,472	255,282	(176,577)	762,939

Increase (decrease) in net assets from capital share transactions
Shares created	325,940	754,901	1,081,218	2,054,056
Shares redeemed	(203,543)	(568,188)	(1,103,210)	(1,879,385)
Net increase (decrease) in net assets resulting from capital share transactions	122,397	186,713	(21,992)	174,671
Total increase (decrease) in net assets from operations and capital share transactions	1,042,869	441,995	(198,569)	937,610
Net assets
Beginning of period	2,125,612	4,257,654	3,367,050	3,762,039
End of period	$3,168,481	$4,699,649	$3,168,481	$4,699,649

Shares issued and redeemed
Shares created	8,390,000	12,180,000	26,060,000	36,380,000
Shares redeemed	(5,190,000)	(9,260,000)	(26,950,000)	(34,800,000)
Net increase (decrease) in Shares issued and outstanding	3,200,000	2,920,000	(890,000)	1,580,000

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Statements of Cash Flows

(Amounts in thousands)

	For the nine months ended September 30,
	2026	2025
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(176,577)	$762,939
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(789,337)	(1,892,125)
Proceeds from bitcoin sold	914,449	1,779,500
Transfer of bitcoin to pay for Sponsor Fee	4,236	6,018
Net realized (gain) loss from investment in bitcoin transferred to pay Sponsor Fee	(1,935)	(3,641)
Net realized (gain) loss from In-Kind Redemptions of bitcoin	(68,703)	—
Net realized (gain) loss from investment in bitcoin sold for redemptions	38,264	(37,591)
Net change in unrealized (appreciation) depreciation from investment in bitcoin	204,807	(727,797)
Changes in operating assets and liabilities:
Increase (decrease) in Sponsor Fee payable	(91)	72
Net cash provided by (used in) operating activities	125,113	(112,625)

Cash flows from financing activities
Shares created	816,408	1,992,010
Shares redeemed	(941,521)	(1,879,385)
Net cash provided by (used in) financing activities	(125,113)	112,625

Net increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—

Supplemental disclosure of noncash financing activities
In-Kind Creations of bitcoin	$264,810	$620
In-Kind Redemptions of bitcoin	$(161,821)	$—

The accompanying notes are an integral part of the Financial Statements.

Bitwise Bitcoin ETF

Notes to Financial Statements

September 30, 2026 (Unaudited)

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

The Trust purchases and sells bitcoin directly, and it creates or redeems its Shares in-kind for bitcoin or in cash-settled transactions in blocks of 10,000 Shares at the Trust’s net asset value (“NAV”) per share and only in transactions with financial firms that are authorized to purchase or redeem Shares with the Trust (each, an “Authorized Participant”). An Authorized Participant will deliver, or cause to be delivered, cash to the Trust when it purchases Shares from the Trust, and the Trust will deliver cash to an Authorized Participant, or its designee, when it redeems Shares with the Trust. Authorized Participants, and their customers, may then, in turn, offer Shares to the public at prices that depend on various factors, including the supply and demand for Shares, the value of the Trust’s assets, and market conditions at the time of a transaction. Investors who buy or sell Shares during the day from their broker may do so at a premium or discount relative to the NAV of the Shares.

The Trust's registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the U.S. Securities and Exchange Commission on January 10, 2024, and the Shares of the Trust were listed on the Exchange on January 11, 2024.

The statement of assets and liabilities and schedule of investment as of September 30, 2026, the statements of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the statements of operations and changes in net assets for the three- and nine-month periods ended September 30, 2026 and 2025, have been prepared on behalf of the Trust and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the three- and nine-month periods ended September 30, 2026 and 2025, and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

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

Use of Estimates

The preparation of the financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these financial statements, and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of bitcoin traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. EST for bitcoin to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and the principal market price for bitcoin, which comprised the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $83,556.83. This quoted price is an unadjusted price in an active market for identical bitcoin.

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

The following summarizes the Trust’s assets accounted for at fair value at September 30, 2026 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$3,168,989	$—	$—	$3,168,989

The following summarizes the Trust’s assets accounted for at fair value at December 31, 2025 (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Investment in bitcoin, at fair value	$3,367,647	$—	$—	$3,367,647

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

Income Taxes

The Trust is classified as a “grantor trust” for U.S. federal income tax purposes. As a result, the Trust itself is not subject to U.S. federal income tax. Instead, the Trust’s income and expenses “flow through” to the shareholders, and the Administrator reports the Trust’s income, gains, losses, and deductions to the Internal Revenue Service on that basis. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust, and does not believe that there are any uncertain tax positions that require recognition of a tax liability as of September 30, 2026.

The Trust is required to determine whether its tax positions are more likely than not to be sustained on examination by the applicable taxing authority, based on the technical merits of the position. Tax positions not deemed to meet a more likely than not threshold would be recorded as a tax expense in the current year. As of September 30, 2026, the Trust has determined that no provision for income taxes is required and no liability for unrecognized tax benefits has been recorded. The Trust does not expect that its assessment related to unrecognized tax benefits will materially change over the next 12 months. However, the Trust’s conclusions may be subject to review and adjustment at a later date based on factors including, but not limited to, the nexus of income among various tax jurisdictions; compliance with U.S. federal, U.S. state, and tax laws of jurisdictions in which the Trust operates; and changes in the administrative practices and precedents of the relevant authorities. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2026, all tax years since inception remain open for examination. There were no examinations in progress at period end.

Organizational and Offering Costs

The costs of the Trust’s organization and the initial offering of the Shares are borne directly by the Sponsor. The Trust is not obligated to reimburse the Sponsor.

3. Fair Value of Bitcoin

As of September 30, 2026, the Trust held a net closing balance of 37,926.1475 bitcoin with a total market value of $3,175,245,722 based on the CME CF Bitcoin Reference Rate - New York Variant ("BRRNY") price of $83,721.81 per bitcoin used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $3,168,988,666 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Coinbase) of $83,556.83, used to determine the Trust's Principal Market NAV.

The following represents the changes in quantity of bitcoin and the respective fair value for the nine-month period ended September 30, 2026:

	Quantity of bitcoin	Fair Value (amounts in thousands)
Beginning balance as of December 31, 2025	38,468.0468	$3,367,647
Purchases	10,025.6159	789,337
In-Kind Creations	3,724.3560	264,810
Sales for the redemption of Shares	(11,893.9555)	(914,315)
In-Kind Redemptions	(2,339.8285)	(161,821)
Bitcoin transferred for Sponsor Fee	(58.0872)	(4,236)
Net realized gain (loss) from In-Kind Redemptions of bitcoin	—	68,703
Net realized gain (loss) from investment in bitcoin transferred to pay Sponsor Fee	—	1,935
Net realized gain (loss) from investment in bitcoin sold for redemptions	—	(38,264)
Change in unrealized appreciation (depreciation) from investment in bitcoin	—	(204,807)
Ending balance as of September 30, 2026	37,926.1475	$3,168,989

Additions during the period primarily represent bitcoin purchased due to creations into the Trust and in-kind creations. Dispositions during the period represent bitcoin sold as a result of shareholder redemptions from the Trust and in-kind redemptions. In addition, bitcoin was transferred to pay the Sponsor Fee of the Trust. For the nine months ended September 30, 2026, the Trust recognized net realized gains of $32,374 which represents the net of cumulative realized gains of $75,350 and cumulative realized losses of $42,976.

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

See Note 1 for further discussion on related party capital transactions. As of September 30, 2026, the Sponsor owned no Shares of the Trust.

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

Each Authorized Participant is required to be registered as a broker-dealer under the Securities Exchange Act of 1934, as amended, and a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or to be a member of FINRA, and is qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may also be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

Payable for bitcoin purchased represents the quantity of bitcoin purchased for the creation of Shares for which the bitcoin has not yet settled.

	September 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Payable for bitcoin purchased	$—	$—

Receivable for bitcoin sold represents the quantity of bitcoin sold for the redemption of Shares for which the bitcoin has not yet been settled.

	September 30, 2026	December 31, 2025
(Amounts in thousands)	(unaudited)
Receivable for bitcoin sold	$13,625	$13,759

7. Financial Highlights

Per-Share Performance (for a Share outstanding throughout the periods presented)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Principal Market NAV per-share, beginning of period	$31.87	$58.61	$47.57	$50.85
Net investment loss [1]	(0.02)	(0.03)	(0.06)	(0.08)
Net realized and change in unrealized appreciation (depreciation) on investment in bitcoin	13.49	3.62	(2.17)	11.43
Net change in net assets from operations	13.47	3.59	(2.23)	11.35
Principal Market NAV per-share, end of period	$45.34	$62.20	$45.34	$62.20

Total return, at net asset value [2]	42.27%	6.13%	(4.69)%	22.32%

Ratios to average net assets[3]
Expenses	0.20%	0.20%	0.20%	0.20%
Net investment loss	(0.20)%	(0.20)%	(0.20)%	(0.20)%

1.
Calculated using average Shares outstanding.

2.
Total return is calculated based on the change in Principal Market NAV during the reporting period. An individual shareholder’s total return and ratios may vary from the above total return and ratios based on the timing of share transactions in the Trust. Total return for the period is not annualized.

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

10. Subsequent Events

The Trust has evaluated subsequent events through November 6, 2026, the date the financial statements were issued, and has determined that there are no subsequent events that require adjustments to or disclosure in the financial statements.

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

Results of Operations

For the three months and nine months ended September 30, 2026 compared to the three months and nine months ended September 30, 2025^

(Amounts in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net investment loss	$(1,339)	$(2,342)	$(4,144)	$(6,090)
Net realized and unrealized gain (loss)	$921,811	$257,624	$(172,433)	$769,029
Net increase (decrease) in net assets resulting from operations	$920,472	$255,282	$(176,577)	$762,939
Net Assets[1]	$3,168,481	$4,699,649	$3,168,481	$4,699,649

1. Net assets in the above table are calculated in accordance with U.S. GAAP based on the principal market price for bitcoin that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Three months ended September 30, 2026

During the three months ended September 30, 2026, the Trust's net assets increased from $2,125,612 on June 30, 2026 to $3,168,481 on September 30, 2026. The increase in the Trust's net assets resulted primarily from additions to the Trust of 4,368.6354 bitcoin with a value of $313,629 in connection with Share creations during the period. Additions were partially offset by dispositions from the Trust of (2,631.9105) bitcoin with a value of $(191,230) in connection with Share redemptions and (18.2693) bitcoin with a value of $(1,211) to pay the Sponsor Fee during the period.

Net realized and change in unrealized gain on investment in bitcoin for the three months ended September 30, 2026 was $921,811, which included a realized gain of $480 on the transfer of bitcoin to pay the Sponsor Fee, a realized loss of $(3,073) on the sale of bitcoin to meet redemptions, a realized gain of $23,367 from the transfer of bitcoin to meet In-Kind Redemptions, and a change in unrealized appreciation on investment in bitcoin of $901,037. Net realized and change in unrealized gain on investment in bitcoin for the period resulted primarily from bitcoin price appreciation from $58,605.41 on June 30, 2026 to $83,721.81 on September 30, 2026. Net increase in net assets resulting from operations for the three months ended September 30, 2026 was $920,472, which consisted of the net realized and unrealized gain on investment in bitcoin, less the Sponsor Fee of $(1,339).

Three months ended September 30, 2025

By comparison, during the three months ended September 30, 2025, the Trust's net assets increased from $4,257,654 on June 30, 2025 to $4,699,649 on September 30, 2025. The increase in the Trust's net assets resulted primarily from additions of 6,590.8726 bitcoin with a value of $750,992 in connection with Share creations during the period. Additions were partially offset by dispositions from the Trust of (5,002.7847) bitcoin with a value of $(564,280) in connection with Share redemptions and (20.3000) bitcoin with a value of $(2,254) to pay the Sponsor Fee during the period.

During the three months ended September 30, 2025, net realized and change in unrealized gain on investment in bitcoin was $257,624, which included a realized gain of $1,458 on the transfer of bitcoin to pay the Sponsor Fee, a realized loss of $(7,530) on the sale of bitcoin to meet redemptions, and a change in unrealized appreciation on investment in bitcoin of $263,696. Net realized and change in unrealized gain on investment in bitcoin for the period resulted primarily from bitcoin price appreciation from $107,487.49 on June 30, 2025 to $114,084.80 on September 30, 2025. Net increase in net assets resulting from operations for the three months ended September 30, 2025 was $255,282, which consisted of the net realized and unrealized gain on investment in bitcoin, less the Sponsor Fee of $(2,342).

Nine months ended September 30, 2026

During the nine months ended September 30, 2026, the Trust's net assets decreased from $3,367,050 on December 31, 2025 to $3,168,481 on September 30, 2026. The decrease in the Trust's net assets resulted primarily from dispositions of (14,233.7840) bitcoin with a value of $(1,076,136) in connection with Share redemptions and (58.0872) bitcoin with a value of $(4,236) to pay the Sponsor Fee from the Trust. Dispositions were partially offset by additions to the Trust of approximately 13,749.9719 bitcoin with a value of $1,054,147 in connection with Share creations during the period.

Net realized and change in unrealized loss on investment in bitcoin for the nine months ended September 30, 2026 was $(172,433), which included a realized gain of $1,935 on the transfer of bitcoin to pay the Sponsor Fee, a realized loss of $(38,264) on the sale of bitcoin to meet redemptions, a realized gain of $68,703 from the transfer of bitcoin to meet In-Kind Redemptions, and a change in unrealized depreciation on investment in bitcoin of $(204,807). Net realized and change in unrealized loss on investment in bitcoin for the period resulted primarily from bitcoin price depreciation from $87,315.53 on December 31, 2025 to $83,721.81 on September 30, 2026. Net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $(176,577), which consisted of the net realized and unrealized loss on investment in bitcoin, and $1 in investment income, less the Sponsor Fee of $(4,145).

Nine months ended September 30, 2025

By comparison, during the nine months ended September 30, 2025, the Trust's net assets increased from $3,762,039 on December 31, 2024 to $4,699,649 on September 30, 2025. The increase in the Trust's net assets resulted primarily from additions of 18,760.4869 bitcoin with a value of $1,954,171 in connection with Share creations during the period. Additions were partially offset by dispositions from the Trust of (17,902.3007) bitcoin with a value of $(1,779,500) in connection with Share redemptions and (60.5806) bitcoin with a value of $(6,018) to pay the Sponsor Fee during the period.

During the nine months ended September 30, 2025, net realized and change in unrealized gain on investment in bitcoin was $769,029, which included a realized gain of $3,641 on the transfer of bitcoin to pay the Sponsor Fee, a realized gain of $37,591 on the sale of bitcoin to meet redemptions, and a change in unrealized appreciation on investment in bitcoin of $727,797. Net realized and change in unrealized gain on investment in bitcoin for the period resulted primarily from bitcoin price appreciation from $93,730.35 on December 31, 2024 to $114,084.80 on September 30, 2025. Net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $762,939, which consisted of the net realized and unrealized gain on investment in bitcoin, less the Sponsor Fee of $(6,090).

^ Amounts displayed are in the ‘000s, except for per-Share/coin references.

Net Assets

As of September 30, 2026, the Trust held a net closing balance of 37,926.1475 bitcoin with a total market value of $3,175,245,722 based on the BRRNY price of $83,721.81 per bitcoin used to determine the Trust's NAV. The total market value of the Trust's bitcoin held was $3,168,988,666 based on the price of a bitcoin (Lukka Prime Rate) in the principal market (Coinbase) of $83,556.83, used to determine the Trust's Principal Market NAV.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2026, the Trust has not used, nor does it expect to use in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Sponsor Fee payments made to the Sponsor are calculated at an annual rate of 0.20% of the Trust’s bitcoin holdings. As such, the Sponsor cannot anticipate the payment amounts that will be required under these arrangements for future periods since the Trust’s holdings of bitcoin will vary in the normal course of business operations.

No material changes have occurred during the nine months ended September 30, 2026.

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

Second, Lukka, Inc. sorts these Digital Asset Markets from high to low by market-based volume and level of activity of bitcoin traded on each Digital Asset Market. For the three months ended September 30, 2026, this sort was performed for Digital Asset Markets for the period mid-August through mid-September 2026.

Third, Lukka, Inc. then reviews pricing fluctuations and the degree of variances in price on each Digital Asset Market during the 60 minutes prior to 4:00 pm. EST for bitcoin to identify any material variances that may impact the volume or price information of a particular Digital Asset Market.

Fourth, Lukka, Inc. then selects a Digital Asset Market as its principal market based on the highest market-based volume level of activity and price stability in comparison to the other Digital Asset Markets on the list.

As of September 30, 2026, Lukka, Inc. included Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Bybit, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex as its primary Exchange Markets under consideration.

At September 30, 2026, the principal market and the principal market price for bitcoin, which comprised the majority of the Trust’s assets as of September 30, 2026, was Coinbase with a price of $83,556.83. This quoted price is an unadjusted price in an active market for identical bitcoin.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor evaluated the effectiveness of the design and operation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of September 30, 2026, the Trust’s disclosure controls and procedures were effective in causing material information relating to the Trust to be recorded, processed, summarized and reported by management of the Sponsor on a timely basis and ensuring the quality and timeliness of the Trust’s public disclosures with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a)
None.
b)
Not applicable.
c)
The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Baskets held by Authorized Participants, the Trust redeemed 519 Baskets (comprising 5,190,000 Shares) during the three-month period ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2026 – July 31, 2026	200,000	$35.15
August 1, 2026 – August 31, 2026	3,390,000	$37.21
September 1, 2026 – September 30, 2026	1,600,000	$43.97

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No executive officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a "Rule 10b5-1 trading arrangement” or a "non-Rule 10b5-1 trading arrangement" (as such terms are defined in Item 408 of Regulation S-K) for the three-month period ended September 30, 2026.

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

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.1*

Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

32.2*

Certification by Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026.

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

Incidental Right: A right to acquire, or otherwise establish control over, any virtual currency or other asset that is incidental to the Trust's ownership of Bitcoin and arises without any action of the Trust or the Sponsor, including as a result of a fork, airdrop, or similar event.

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

Prime Execution Agent: Coinbase Inc., an affiliate of the Bitcoin Custodian.

Prime Execution Agreement: The agreement between Coinbase Inc. and the Trust that sets forth the terms and conditions pursuant to which Coinbase Inc. and its affiliates agree to open and maintain a prime broker account and provide services relating to trade execution.

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

Date: November 6, 2026

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Bitwise Investment Advisers, LLC, the sponsor of the registrant.